Form 10-K
period 2009-12-31
Greenmark Acquisition CORP
filed 2010-04-15
CIK 1435617

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K
(Mark One)

[X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


             For the fiscal year ended December 31, 2009


[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from          to

                   Commission file number 0-53259


                 GREENAMRK ACQUISITION CORPORATION
           (Exact name of registrant as specified in its charter)

            Delaware                            20-5572576
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

            215 Apolena Avenue, Newport Beach, CA 92662
        (Address of principal executive offices)  (zip code)


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

       Class                                  Outstanding at
                                            December 31, 2009

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

     On May 7, 2009, the Company entered into an agreement with a pharmaceutical company for a business combination. The pharmaceutical company has stated that for financial and other reasons it does not wish to continue with the business combination. The Company intends to negotiate the terms for a cancellation of the agreement.

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

     Since inception, the Company has sold securities which were not registered as follows:

                                            NUMBER OF
DATE                     NAME               SHARES       CONSIDERATION

September 13, 2006	Tiber Creek 	   500,000           $ 250
			Corporation (1)

September 13, 2006  	IRAA Fin Serv (2)  500,000	       250

(1) James M. Cassidy, the president and sole director of the Company, is the sole shareholder, officer and director of Tiber Creek Corporation, a Delaware corporation, and Mr. Cassidy may be deemed to be the beneficial owner of the shares of stock owned by Tiber Creek Corporation.

(2) James McKillop is the sole principal of IRAA Fin Serv, an unincorporated California business entity, Mr. McKillop is deemed to be the beneficial owner of the shares of stock owned by IRAA Fin Serv.


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

      Year-End 2009 Compared to Year-End 2008.

      The Company has received no income, has had no operations nor expenses, other than accounting fees as required for the preparation of the Company's financial statements.


Item 8.  Financial Statements and Supplementary Data

     The financial statements for the year ended December 31, 2009 and 2008 are attached to this filing.


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

Management's Report of Internal Control over Financial Reporting

	The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's sole officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2009, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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


                             PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;


     The Directors and Officers of the Company are as follows:

      Name                Age       Positions and Offices Held
     -----------------    -----------
     James M. Cassidy      74       President, Secretary, Director

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


Item 13.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockkholder Matters

     The following table sets forth, as of December 31, 2009, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address              Amount of Beneficial     Percent of
of Beneficial Owner               Ownership          Outstanding Stock

-------------------            --------------      -------------------
James M. Cassidy (1)                 500,000              50%
1504 R Street, N.W.
Washington, D.C. 20009

James K. McKillop (2)                500,000              50%
9454 Wilshire Boulevard
Beverly Hills, California 90212

All Executive Officers and           500,000              50%
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

     On September 13, 2006, the Company issued a total of 500,000 shares of common stock to the following entity controlled by the president of the Company for a total of $250 in cash:

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


Item 14.  Principal Accounting Fees and Services.


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

                         December 31, 2009      December 31, 2008
	                 -----------------      -----------------
                            $ 3,000  	             $2,000
                            =======                  ======
Audit-Related Fees

          There were no audit related services for the year ended 2007.


Tax Fees

         The Company incurred $0 for tax related services provided by Weinberg & Company for the years ended December 2008 and 2007.


All Other Fees

   The Company incurred $0 for other fees by the principal accountant for the years ended December 31, 2009 and 2008.


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

 	          GREENMARK ACQUISITION CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                       FINANCIAL STATEMENTS
                  AS OF DECEMBER 31, 2009 AND 2008

                GREENMARK ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)


                           CONTENTS

PAGE 1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE 2	BALANCE SHEETS AS OF DECEMBER 31, 2009 AND 2008

PAGE 3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009
	AND 2008 AND FOR THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION) TO DECEMBER 31, 2009

PAGE 4	STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD FROM
	SEPTEMBER 13, 2006 (INCEPTION) TO DECEMBER 31, 2009

PAGE 5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2009
	AND 2008 AND FOR THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION) TO DECEMBER 31, 2009

PAGES 6 - 10	NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2009
                AND 2008

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Greenmark Acquisition Corporation:

We have audited the accompanying balance sheets of Greenmark Acquisition Corporation (a development stage company) (the "Company") as of December 31, 2009 and 2008, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and for the period from September 13, 2006 (inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.
The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenmark Acquisition Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and from September 13, 2006 (inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.



Weinberg & Company, P.A.

Boca Raton, Florida
April 14, 2010

              GREENMARK ACQUISITION CORPORATION
               (A DEVELOPMENT STAGE COMPANY)
                       BALANCE SHEETS
                AS OF DECEMBER 31, 2009 AND 2008
               ---------------------------------

ASSETS
------
				    December 31,     December 31,
                                      2009               2008
                                      -----             -----

Cash                                  $ 500             $  500
                                      ------            ------
TOTAL ASSETS                          $ 500             $  500
============                          ======            ======



LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

LIABILITIES

Accrued Liabilities                  $	3,000            $2,000
                                     --------            ------
    Total Liabilities			3,000		  3,000
                                     --------            ------

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value,
 20,000,000 shares authorized,
 none issued and outstanding              -                -
Common stock, $.0001 par value,
 100,000,000 shares authorized,
 1,000,000 issued and outstanding        100              100
Additional paid-in capital             2,717            1,050
Deficit accumulated during
    development stage                 (5,317)          (2,650)
                                      --------         -------

 Total Stockholders' Deficit          (2,500)          (1,500)
                                      --------         -------
TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT               $  500           $  500
-----------------------               =======          =======



             See accompanying notes to financial statements
                                    2


                     GREENMARK ACQUISITION CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF OPERATIONS
      For the Years Ended December 31, 2009 and 2008 and for the Period
           from September 13, 2006 (Inception) to December 31, 2009
                         -----------------------


                      For the Year   For the Year   For the Period from
                         Ended          Ended       September 13, 2006
                      December 31,   December 31,      (Inception) to
                          2009          2008          December 31, 2009
                      -----------    ------------     --------------
Income                $      -        $   -            $     -

Expenses
 Organization expense        -            -                 650
 Professional Fees        2,667	        2,000	          4,667
                      ----------      ---------        ---------

   Total expenses         2,667         2,000             5,317
                      ----------      ---------         ---------

NET LOSS              $ (2,667)      $ (2,000)          $(5,317)
==========            ==========      =========        ==========

Basic and diluted--   $     -       $      -
loss per share        ==========      ==========

Weighted average
number of shares
outstanding,basic
and diluted            1,000,000      1,000,000
                      ==========     ==========


               See accompanying notes to financial statements

                       GREENMARK ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Period from September 13, 2006 (Inception)
                              to December 31, 2009
                             --------------------

                                                               Deficit       Total
                                                Additional   Accumulated   Stockholders'
                           Common      Stock    Paid-In        During        Equity
                           Shares     Amount    Capital      Development    (Deficit)
                           -------    ------    -------        ----------     -------
BALANCE, SEPTEMBER 13,
 2006 (Date of Inception)
Common stock issuance    1,000,000    $ 100      $  400        $  -          $   500

Fair value of organizational
   expenses contributed                             535     	 		 535
Net loss                                                         (535)          (535)

                          ---------   ------     ------         -------       --------
BALANCE AS OF
  DECEMBER 31, 2006      1,000,000    $ 100     $  935         $  (535)       $  500
                         =========    =====     =======        ========       ========

Fair value of organizational
   expenses contributed                            115
Net loss                                                          (115)   	(115)
                          ---------   ------     ------         -------       --------
BALANCE AS OF
  DECEMBER 31, 2007      1,000,000    $ 100    $ 1,050          $ (650)       $  500
                         =========    =====    ========         ========      ========

Net loss                                                        (2,000)        (2,000)
                          ---------   ------     ------         -------       --------
BALANCE AS OF
  DECEMBER 31, 2008      1,000,000    $ 100    $ 1,050         $(2,650)       $(1,500)
                         =========    =====    ========        ========       ========

Fair value of professional
   fees contributed                          	 1,667    	                1,667
Net loss                                                        (2,667)        (2,667)
                          ---------   ------     ------         -------       --------
BALANCE AS OF
  DECEMBER 31, 2009      1,000,000    $ 100    $ 2,717         $(5,317)       $(2,500)
                         =========    =====    ========        ========       ========



               See accompanying notes to financial statements
                                       4

                           GREENMARK ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
      For the Years Ended December 31, 2009 and 2008 and for the Period
           from September 13, 2006 (Inception) to December 31, 2009
                               ------------------------


                                    For the Year  For the Year   For The Period from
                                       Ended         Ended        September 13, 2006
                                    December 31,   December 31,     (Inception) to
                                       2009          2008         December 31 2009
                                    -----------    -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                             $ (2,667)      $ (2,000)      $    (5,317)
Adjustment to reconcile
 net loss to net cash used by
 operating activities
  Contributed organizationl expenses      -               -                 650
  Contriubed professional fees          1,667             -               1,667
Increase in liabilities                 1,000          2,000              3,000
                                       -------         -------          --------
Net Cash Used In Operating Activities     -               -                  -
                                       -------         -------          --------
CASH FLOWS FROM INVESTING ACTIVITIES      -               -                  -
                                       -------         -------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock   -               -                  500
                                       -------         -------           --------
  Net Cash Provided By Financing
    Activities                            -               -                 500
                                       -------         -------           -------
NET INCREASE IN CASH AND CASH
     EQUIVALENTS                          -               -                 500

CASH AND CASH EQUIVALENTS - BEGINNING
   OF PERIOD                              500            500                  -
                                       -------          -------          -------
CASH AND CASH EQUIVALENTS -
   END OF PERIOD                      $   500          $ 500             $   500
=========================             ========         =======           ====+==


                    See accompanying notes to financial statements

                  GREENMARK ACQUISITION CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                     December 31, 2009 and 2008
                     -----------------------

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Greenmark Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on September 13, 2006, to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of December 31, 2009, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

(B) Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(D) Taxes

Financial Accounting Standards Board ("FASB") Accounting Standards Codifcation ("ASC") 740-10-50-2 requires deferred tax assets and liabilities be recognized for future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Losses incurred by Company in prior years provide for a net operating loss carry-forward. However, due to the unpredictability of the Company's future net income, the asset's balance has been fully reserved for.

                  GREENMARK ACQUISITION CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                    December 31, 2009 and 2008
                     -----------------------


(E) Continuing Financial Support

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the Untied States of America. The Company has no operations and continues to incur on-going professional fees to maintain its current filings with the SEC. The Company has an accumulated deficit of $5,317 and a working capital deficit of $2,500 as of December 31, 2009. The Company also has a net loss from operations of $2,667 for the year then ended.

The future success of the Company is dependent on its ability to find and successfully merge with a target business and on the President and/or Tiber Creek Corporation to financially support the Company until that time. There can be no assurance that the Company will be successful in completing a merger. The President, who is a 50% shareholder in the Company (by virtue of his 100% ownership of Tiber Creek Corporation, a 50% shareholder, see Note 4) has agreed to financially support the on-going expenses of the Company.

(F) Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for 2009 and 2008.

(G) Fair Value of Financial Instruments

FASB ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

     Level 1 - defined as observable inputs such as quoted prices in active markets;
     Level 2   defined as inputs other than quoted prices in active
                markets that are either directly or indirectly observable;
 		and
     Level 3   defined as unobservable inputs in which little or no market
		data exists, therefore requiring an entity to develop its own assumptions.

                  GREENMARK ACQUISITION CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                    December 31, 2009 and 2008


The carrying amounts of financial assets and liabilities, such as cash and cash equivalents and accrued liabilities approximate their fair values because of the short maturity of these instruments.


(H) Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on an amendment of accounting for transfers of financial assets, and seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets;
the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. The authoritative guidance eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor's interest in transferred financial assets.
The authoritative guidance is effective for interim and annual reporting periods beginning after November 15, 2009. The Company believes adopting the new guidance will not significantly impact its financial statements.

In June 2009, the FASB issued authoritative guidance on consolidation of variable interest entities, which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The authoritative guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and is effective for interim and annual reporting periods beginning after November 15, 2009. The
Company believes adopting the new guidance will not significantly impact its financial statements.

In October 2009, the FASB, issued updates to revenue recognition for arrangements with multiple deliverables and accounting for revenue arrangements that include software elements. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. The authoritative guidance is effective for interim or annual periods beginning after June 15, 2010, with early adoption permitted. The Company believes adopting the new guidance will not significantly impact its financial statements.

                  GREENMARK ACQUISITION CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                     December 31, 2009 and 2008

FASB has codified a single source of U.S. Generally Accepted Accounting Principles (GAAP), the Accounting Standards Codification. Unless needed to clarify a point to readers, the Company will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes. There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2    INCOME TAXES

There is no provision for income taxes because the Company has incurred net operating losses. There are no deferred tax assets from temporary differences, other than net operating losses, because the Company is still in development stage and only has incurred professional fees in connection with its filings with the SEC. Realization of deferred tax assets is dependent upon future earnings, if any, of which the timing and amount are uncertain. Therefore, the deferred tax assets have been fully offset by a valuation allowance. For 2009, the valuation allowance increased by $907. Significant components of the Company's deferred tax assets are as follows:


                                          2009                  2008

Net operating loss carryforwards        $  1,808              $  901
Valuation allowance                        1,808              $  901
                                        -----------------------------
 Net deferred tax asset                 $     -               $   -

At December 31, 2009 the Company's federal net operating loss carry-forward was $5,317 which will begin to expire in 2026. The availability of the federal net operating loss carry-forward may be subject to limitations based on ownership changes as defined in the United States Internal Revenue Code, which could prevent the Company from realizing some or all of its net operating loss carry-forward.


NOTE 3    STOCKHOLDERS' EQUITY

(A) Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

                  GREENMARK ACQUISITION CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                     December 31, 2009 and 2008

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

NOTE 4    RELATED PARTIES

Legal counsel to the Company is a firm owned by the President of the Company who also owns 100% of the outstanding stock of Tiber Creek Corporation, a 50% shareholder. Tiber Creek Corporation is expected to perform consulting services for the Company in the future. Additional paid-in capital as of December 31, 2009 includes $2,317 the fair value of organization and professional costs incurred by related parties on behalf of the Company.

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

Dated:  April 14, 2010


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ James M. Cassidy          Director            April 14, 2010