Form 10-Q
period 2010-03-31
Greenmark Acquisition CORP
filed 2010-05-17
CIK 1435617

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2010

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

          215 Apolena Avenue, Newport Beach, California 92662
         (Address of principal executive offices)  (zip code)

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           April 30, 2010

Common Stock, par value $0.0001                 1,000,000

Documents incorporated by reference:            None

                   PART I  -- FINANCIAL INFORMATION



              GREENMARK ACQUISITION CORPORATION
               (A DEVELOPMENT STAGE COMPANY)


                      CONTENTS


PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2010
		(UNAUDITED) AND	DECEMBER 31, 2009

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE
		MONTHS ENDED MARCH 31, 2010 AND 2009 AND FOR
		THE PERIOD FROM SEPTEMBER 13, 2006 (INCEPTION) TO
		MARCH 31, 2010 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS'
		DEFICIT FOR THE PERIOD SEPTEMBER 13, 2006 (INCEPTION)
		TO MARCH 31, 2010 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
		ENDED MARCH 31, 2010 AND 2009 AND FOR THE PERIOD
		FROM SEPTEMBER 13, 2006 (INCEPTION) TO MARCH 31, 2010
		(UNAUDITED)

PAGES	5 - 8	NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 2010
		(UNAUDITED)

                GREENMARK ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED BALANCE SHEETS
            As of March 31, 2010 and December 31, 2009


                             ASSETS
                             ------


                                               March 31, 2010   December 31,
                                                (Unaudited)        2009
                                              ----------      -----------
   Cash                                          $    500       $     500
                                                  --------       --------
   TOTAL ASSETS                                  $    500       $     500
   ------------                                   ========       ========



            LIABILITIES AND STOCKHOLDERS' DEFICIT
            -------------------------------------


   LIABILITIES

   Accrued liabilities                           $  3,000       $   3,000
                                                  --------        --------
     Total Liabilities                              3,000           3,000
                                                  --------        --------

   STOCKHOLDERS' DEFICIT

   Preferred stock, $.0001 par value,
    20,000,000 shares authorized,
    none issued and outstanding                        -               -
   Common stock, $.0001 par value,
    100,000,000 shares authorized,
    1,000,000 issued and outstanding                   100            100
   Additional paid-in capital                        2,717          2,717
   Deficit accumulated during development stage     (5,317)        (5,317)
                                                   --------       --------
    Total Stockholders' Deficit                     (2,500)        (2,500)
                                                   --------       --------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $     500       $    500
   -------------------------------------------    =========       ========


       See accompanying notes to condensed financial statements.
                                    1

                        GREENMARK ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF OPERATIONS
            For the Three Months Ended March 31, 2010 and 2009
     and for the Period from September 13, 2006 (Inception) to March 31, 2010
                                 (Unaudited)


	            	      		                           For the Period
                                                                       from
  	                        For the Three    For the Three      September 13,
                                Months ended     Months Ended      2006 (Inception)
                               March 31, 2010   March 31, 2009     to March 31, 2010
                               --------------   --------------     -----------------
Income       		       $         -       $       -          $         -
                                -------------     ------------       --------------

Expenses
 Organization expense        	         -		 -	       	       650
 Professional fees	                 -               -                   4,667
                                -------------     ------------       --------------

   Total expenses                        -               -       	     5,317
                                -------------     ------------       --------------

NET LOSS                                 -               -          $       (5,317)
=========                       =============     ============	     ==============

Basic and diluted--
   loss per share             $          -       $       -
                                =============     ============

Weighted average number of
shares outstanding, basic
and diluted                       1,000,000	    1,000,000
                                =============     ============


                See accompanying notes to condensed financial statements.
                                       2

                          GREENMARK ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
              CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
         For the Period From September 13, 2006 (Inception) to March 31, 2010
                                   (Unaudited)
                              --------------------

                                                                       Deficit        Total
                                                          Additional   Accumulated  Stockholders'
                                   Common Stock Issued     Paid-In     During          Equity
                                   Shares        Amount     Capital    Development   (Deficit)
                                   ---------     ------    -------     --------     ----------
BALANCE, SEPTEMBER 13,2006                 -      $   -     $    -       $    -       $     -
  (Date of Inception)
Common Stock Issuance                1,000,000       100        400           -            500
Fair value of expenses contributed                              535                        535
Net Loss                                                                     (535)        (535)
                                     ----------    -------   --------   ----------    ---------
BALANCE AS OF DECEMBER 31, 2006      1,000,000       100        935          (535)         500
                                     ----------    -------   --------     --------    ---------
Fair Value of expenses contributed                              115                        115
Net Loss                       					             (115)        (115)
                                     ----------    -------   --------     --------    ---------
BALANCE AS OF DECEMBER 31, 2007      1,000,000       100      1,050          (650)         500
                                     ----------    -------   --------     --------    ---------
Net Loss                       					     	   (2,000)      (2,000)
                                     ---------     ------    --------     --------    ---------
BALANCE AS OF DECEMBER 31, 2008      1,000,000       100      1,050        (2,650)      (1,500)
                                     ----------    -------   --------     --------    ---------
Fair Value of expense contributed                             1,667                      1,667
Net Loss                       				     	           (2,667)      (2,667)
                                     ----------    -------   --------     --------    ---------
BALANCE AS OF December 31, 2009      1,000,000       100      2,717        (5,317)      (2,500)
                                     ----------    -------   --------     --------    ---------
Net Loss                       					              -             -
                                     ----------    -------   --------     --------     --------
BALANCE AS OF March 31, 2010         1,000,000    $  100    $ 2,717       $(5,317)    $ (2,500)
                                     ==========    =======   ========     ========     ========




                See accompanying notes to condensed financial statements
                                           3

                          GREENMARK ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENTS OF CASH FLOWS
                For the Three Months Ended March 31, 2010 and 2009
        and for the Period from September 13, 2006 (Inception) to March 31, 2010
                                    (Unaudited)

                            ------------------------

                                                                             For the Period from
                                        For the Three      For the Three     September 13, 2006
                                        Months Ended       Months Ended       (Inception) to
                                       March 31, 2010     March 31, 2009       March 31, 2010
                                       --------------     --------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                   $       -        $      -            $    (5,317)
Adjustment to reconcile net loss to
 net cash used by operating activities:
 Contributed organizational expenses                               -                    650
 Contributed professional fees                     -             1,667                1,667
Increase in liabilities                                         (1,667)               3,000
                                            ------------     ------------         -----------

  Net Cash Used In Operating Activities            -               -                    -
                                            ------------     ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES               -               -                    -
                                            ------------     ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common stock            -               -                    500
                                            ------------     ------------         ------------
    Net Cash Provided By Financing
       Activities                                  -               -                    500
                                            ------------     ------------         ------------
INCREASE IN CASH AND CASH EQUIVALENTS              -               -                    500

CASH AND CASH  EQUIVALENTS - BEGINNING
 OF PERIOD                                         500           500                    -
                                            ------------      ----------           -----------
CASH AND CASH EQUIVALENTS - END OF
  PERIOD                                   $       500       $   500             $      500
                                            ============      ===========         ============

             See accompanying notes to condensed financial statements

                       GREENMARK ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               March 31, 2010
                                 (Unaudited)


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Greenmark Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on September 13, 2006, to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of March 31, 2010, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

(B)Interim Financial Statements

The accompanying unaudited condensed balance sheet of Greenmark Acquisition Corporation as of March 31, 2010, and the unaudited condensed statements of operations and the unaudited condensed statements of cash flows for the three months ended March 31, 2010 and 2009, and for the period from September 13, 2006 (Inception) to March 31, 2010 reflect all material adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed balance sheet information as of December 31, 2009 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K. These condensed financial statements should be read in conjunction with the year-end audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on April 15, 2010.

The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

(C) Use of Estimates

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

                     GREENMARK ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                              March 31, 2010
                                (Unaudited)


(D) Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(E) Taxes

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740-10-50-2 requires deferred tax assets and liabilities be recognized for future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Losses incurred by Company in prior years provide for a net operating loss carry-forward. However, due to the unpredictability of the Company's future net income, the asset's balance has been fully reserved for.

(F) Continuing Financial Support

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company has no operations and continues to incur on-going professional fees to maintain its current filings with the SEC. The Company has an accumulated deficit of $5,317 and a working capital deficit of $2,500 as of March 31, 2010.

The future success of the Company is dependent on its ability to find and successfully merge with a target business and on the President and/or Tiber Creek Corporation to financially support the Company until that time. There can be no assurance that the Company will be successful in completing a merger. The President, who is a 50% shareholder in the Company (by virtue of his 100% ownership of Tiber Creek Corporation, a 50% shareholder, (see
Note 3) has agreed to financially support the on-going expenses of the Company.

                     GREENMARK ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                              March 31, 2010
                                (Unaudited)


(G) Earnings Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three months ended March 31, 2010 and 2009.

(H) Fair Value of Financial Instruments

Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") 820, "Fair Value Measurements and Disclosures," establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. These tiers include:

Level 1 defined as observable inputs such as quoted prices in active markets;

Level 2 defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts of certain financial instruments, including cash and cash equivalents and accrued liabilities approximate their fair values because of the short-term maturity of these instruments.

(I) Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements". This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The Company does not expect adoption of ASU 2010-06 to have a material impact on the Company's results of operations or financial condition.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events
(Topic 855): Amendments to Certain Recognition and Disclosure Requirements." This update addresses both the interaction of the requirements of Topic 855, Subsequent Events, with the SEC's reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4). The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances. The adoption of ASU 2010-09 did not have a material impact on the Company's results of operations or financial condition.

                     GREENMARK ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                              March 31, 2010
                                (Unaudited)


NOTE 2    STOCKHOLDERS' DEFICIT

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

NOTE 3    RELATED PARTIES

Legal counsel to the Company is a firm owned by the President of the Company who also owns 100% of the outstanding stock of Tiber Creek Corporation, a 50% shareholder. Tiber Creek Corporation will perform consulting services for the Company in the future. Additional paid-in capital as of March 31, 2010 includes $2,317 of fair value of organization and professional costs incurred by related parties on behalf of the Company.

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

   In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements". This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The Company does not expect the adoption of ASU 2010-06 to have a material impact on the Company's results of operations or financial condition.

    In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements." This update addresses both the interaction of the requirements of Topic 855, Subsequent Events, with the SEC's reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4). The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances. The adoption of ASU 2010-09 did not have a material impact on the Company's results of operations or financial condition.


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

Dated:   May 17, 2010


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                             OFFICE                DATE

   /s/ James M. Cassidy             Director         May 17, 2010