Form 10-K
period 2010-12-31
POWERDYNE INTERNATIONAL, INC.
filed 2011-04-12
CIK 1435617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 :

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 0-53259

POWERDYNE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5572576
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

300 Centerville Road
Suite 100E
Warwick, Rhode Island 02886
(Address of principal executive offices)  (zip code)

Registrant's telephone number, including area code:    401/739-3300

Securities registered pursuatn to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
☐ Yes   ☒ No

Inidcate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months  (or for such shorter period that the registrant was required to submit and post such files).☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒
  (do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company   (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the  registrant's most recently completed second fiscal quarter.
$ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2011

Common Stock, par value $0.0001	189,000,000 shares

Documents incorporated by reference:            None

PART I

ITEM 1.  BUSINESS

As part of a change in control effected on December 13, 2010, Greenmark Acquisition Corporation issued 200,000,000 shares of common stock to the following shareholders in the following amounts:

Dale P. Euga	188,000,000
Arthur M. Read, II	12,000,000

On February 7, 2011, Greenmark Acquisition Corporation merged with Powerdyne, Inc. (Nevada).  Powerdyne, Inc. ( Nevada) was formed in February 2010 in the State of Nevada and had limited operations.  Greenmark Acquisition Corporation was incorporated in the State of Delaware in September 2006 and was a development stage company.  As part of that merger, Greenmark Acquisition Corporation, the surviving corporation, changed its name to Powerdyne International, Inc. (the "Company").

Products

The Company is a development stage company and has no operating history and has experienced losses since its inception.  The Company’s independent auditors have issued a report questioning the Company’s ability to continue as a going concern.

The Company plans to manufacture, install, maintain, own and operate patented portable electrical power generation equipment ("gensets") intended to be installed at a client location.  The Company will own, maintain and lease the equipment to the customer who will use it to produce its own supplemental electrical power.  The products are intended to be portable, easy-to-use unit that can be conveniently redeployed in various locations around the world.  The units can also be assembled and combined to produce power centers providing up to 50 megawatts of power.

The Company's initial product is the PDIGenset (patent pending) which is a self contained generator that is powered by a modified radial air cooled engine to drive a minimum of a 1-megawatt generator. The entire unit, which runs on natural gas or propane, is compact, lightweight and clean burning.   As a result, the unit will produce extremely low emissions and is extremely energy-efficient.

The Company is in the process of building its first prototype of the PDIGenset.  To date, no prototypes of products of the Company have been manufactured.

The idea for using an air cooled radial engine to drive a generator posed operating difficulties due to the fact that the engine was not designed to run on gaseous fuels.  Therefore, a completely new system for delivering a gaseous fuel to the engine had to be invented and developed.  The Company's president, Dale M. Euga pioneered a new system capable of delivering the gaseous fuel to the engine. Further testing and modifications have produced a solid state unit that efficiently delivers the fuel to the engine, resulting in a strong and reliable engine that can operate on any gaseous fuel with a sustained engine life and maximum horsepower.

The basis of the Company’s overall business is founded on the ability to produce electrical power using its proprietary technology to power electrical generation equipment which generates electricity at a much lower cost than the existing means of producing or providing primary electric power. The Company expects that the difference between its cost to produce electrical power and the current billing rate of existing local utility providers presents a sizable cost savings for customers and revenue opportunity for the Company.

Markets

The initial deployment concept of the business is focused large niche markets where the existing production of electricity comes at a very high cost.  The Company’s ability to generate this electricity so efficiently with its product unit, at a reasonable cost, is as a result of the efficiencies of the Company’s prime mover (engine) and the other components of the system.

The Company intends to market and distribute its products worldwide.  However, initially the Company has directed its plan of initial operations and market entry to the State of Alaska, the Commonwealth of Puerto Rico and the nation of the Dominican Republic.

The Company anticipates that its potential customers include a variety of small independent utility companies, mining operations, manufacturing centers, and commercial enterprises worldwide.

The Company anticipates that its products can be used in such markets as high altitude mining operations and any other primary power needs for isolated locations such as manufacturing or commercial users that consume large amounts of electrical power.  The Company will build and deliver a completely packaged independent electrical generation unit(s) for specific primary power applications in remote locations or where independent power generation requirements demand a reliable and steady 24/7 source of electrical power. Unlike diesel driven generator sets that have a narrowly defined performance envelope, the PDIGenset outperforms traditional and diesel driven electrical power generation systems.   The radial design allows for efficient operations with a very compact unit.  As a result of the specialized fuel delivery system and special lubricants, the engine has full power capabilities up to 20,000 feet above sea-level without de-rating.  The radial concept also provides immediate access to any section of the motor should an isolated adjustment or repair be needed.  Other efficiencies of this type of motor include condensed configuration, weight benefits, rebuild/refit characteristics, physical small size, the availability of core parts, minimal manpower needs for handling and component interchange characteristics.

All electrical generation equipment consists of three basic components: a generator, electrical control switchgear, and a prime mover. Generators are a shelf item and ordered from multiple manufacturers based on the specifications of the end user.

All switchgear is custom made for each of the Company’s “gensets” to make the power dovetail with the existing power grid or user requirements.

The prime mover in all power generator systems is the power source that turns the generator. It can be water-driven (as in a hydroelectric dam), steam-driven (as in a turbine), jet turbine-driven, diesel motor-driven, wind-driven turbine or driven by any other form of internal combustion engine. The efficiency of the prime mover is the critical element of all electrical power generation equipment.

The applications for all PDIGenset units is primary or supplemental electrical power generation on site using the Company’s specially modified and remanufactured engine (green technology).  In addition, based on interchangeable component design, the Company’s products can operate in extreme operating conditions, such as frigid cold and at high altitudes.

The Company will provide a viable alternative for local utilities to reduce the demand on the primary grid by using the Company’s equipment and power, therefore increasing the limits and capabilities of the primary grid. By opting to use the Company’s equipment, the customer solves several problems at once.  First, the expensive and polluting diesel units are replaced with cost efficient, small, green gensets.  Second, the customer’s cost to produce the electrical power is substantially reduced.  Third, cost savings produce excess cash for the customer.  Fourth, maintenance is provided exclusively by the Company, thereby allowing the customer to reduce its workforce.  Fifth, the tank farms and all other diesel support equipment can be dismantled and removed from the sites. This concept is designed to dovetail with the power company’s plans of action currently envisioned and being implemented by the local utilities.  Sixth, excess generation capacity can be used to sell electricity to most regulated electrical utilities for positive cash flow.

The Market

The Company initially plans to enter selected target markets, namely Alaska, Puerto Rico, the Dominican Republic, the Caribbean Basin and South America with the primary use of the PDIGenset focused toward commercial, manufacturing and mining operations, and any other existing independent power generation application that employs a diesel engine to drive a generator.

Many mine operations, especially in South America, are over 5,000 feet above sea level and in remote locations.  At these high altitudes several diesel engines are required to run a single generator whereas only one of the Company’s genset units would be needed to drive the same generator.  The Company intends to lease power stations that allow customers to generate electricity on a 24/7 basis and deliver that power, in concert with existing utility companies, into their existing grids.  The PDIGenset is ideal for any large commercial user wherein electricity can be delivered at the user’s location on a cost effective and reliable basis.  The Company believes that its unit outperforms any diesel driven generator set on initial cost, operating efficiency and performance.

Electronic controls and monitoring sensors provide another level of technological sophistication for the user wherein the unit can be operated worldwide from any remote headquarters location.  The PDIGenset is also equipped with internal “black box technology” that continuously reports streaming data to a central control 24/7 providing security and performance threshold monitoring when the unit is in operation or idle.

In smaller electrical generation locations throughout the world, the units currently in place are driven by a conventional diesel motor.  In the past, the diesels were chosen for two reasons: (1) they were widely available; and (2) diesel fuel was available and cheap.  These operational cost elements, in addition to the cost of the hardware, were simply passed on to the consumer.  The inherent nature of diesel engines coupled with the high cost of diesel fuel made this type of pollution prone power generation system to be outmoded, expensive and a source of environmental pollution as well as noise.  Hence, the Company’s flagship product, the PDIGenset, is well-positioned to provide an effective replacement solution for the needs of the marketplace.

In addition, extreme weather conditions, such as is found in the Alaskan environment with its harsh and extreme cold weather conditions, plague diesel operations and other liquid fuel equipment with many logistical and operational problems.  Large tank farms with exposed piping and valves are needed to constantly feed the powerhouse generators. It is common to have the fuel thicken or to have the valves freeze, to a point where the diesel fuel will not flow.  Compounding these issues, there are other problems associated with the quality of the fuel and any additives that may have been added.  It is common in the winter to see teams with blowtorches thawing the valves and heating the pipes to get the fuel to start flowing.  These dangerous practices are nonexistent with the PDIGenset.  Tank farms age and leak therein polluting the ground and causing other long term environmental problems. Diesel exhaust is also a major atmospheric pollutant. For all of these reasons cited above, various jurisdictions (such as Alaska) mandate that diesel equipment be replaced and the tank farms dismantled.

Pollution, global warming, energy efficiencies, green technology and other industry parameters have begun to severely impact the nation and the planet.  The ever increasing demand for electrical power worldwide necessitates an effective system that can meet these demands.  The concept and demand for local independent electrical power generation is dramatically increasing and it is in this domain and market demand where the PDIGenset excels.  In essence, the PDIGenset, with its ease-of-use, efficiency and performance characteristics, is an extremely viable option for almost any power market around the globe.

Competition

The Company believes that because of the operational characteristics of its engine and systems the PDIGenset is positioned to compete effectively against other genset manufacturers such as Caterpillar, Detroit Diesel and Kohler, all of whom produce standard diesel driven gensets.  Other power production systems involving wind turbines, jet (gas) turbines, steam, coal fired, and hydroelectric are not a competitive factor because of the size of the systems and the high capital cost of constructing these systems.

The primary competition for independent power generation of 1-megawatt or higher power production is Caterpillar Corporation.  Recently, Caterpillar introduced a propane powered generator set, which is a reworked reciprocating engine designed to address EPA parameters, but not specifically for the same applications as the Company.  This engine produces enough horsepower to drive the generator, however, the Company believes that the performance efficiencies of that unit do not approach the capabilities and operational characteristics of the PDIGenset.

Cummings, Morse Diesel, Kohler, Volvo and Detroit Diesel also make engines that produce enough horsepower to drive respective competing 1- megawatt generators, however all of these products are diesel equipment or diesel with natural gas augmentation or conversion and do not meet the capabilities of the PDIGenset.

The Company believes that its product unit is unique and offers a compelling value proposition not currently available in the marketplace.

Diesel engines have been abundantly available since the 1910s and diesel fuel was cheap until the late 1990s.  The basic radial engine is mature technology but was unable to operate efficiently on natural gas or propane.  Aviation fuel cost three to ten times more than diesel fuel, and, hence, radial engines were not used as prime movers.

Patents

The Company has applied for a use patent for its product system.  This application (#12/662,233), which is currently still pending, was submitted to the U.S. Patent and Trademark Office.

The Company also plans to apply for an additional U.S. patent for a fuel delivery system.  The Company plans to file this patent application in the near future.

Research and Development

The executive officers, advisors and consultant of the Company have a long history of experience and practical application in aircraft technology and have brought their respective and collective knowledge to address the needs for primary electrical power generation in remote locations or extreme conditions.  To meet this demand, the concept of using a radial air cooled direct drive motor was the obvious starting point.  From there, new internal mechanical components, fuel delivery systems, and a highly advanced electrical component package has been designed, fabricated and tested to create an extremely efficient and powerful engine.   The radial design allows or efficient operations with a very compact unit.  The radial concept also provides immediate access to any section of the motor should an isolated adjustment or repair be needed.

Other efficiencies of this type of motor include condensed configuration, weight benefits, rebuild/refit characteristics, physical small size, availability of core parts, minimal manpower needs for handling and component interchange characteristics.  Internal components and critical technological elements for the engine have been invented or reengineered, developed and installed in the Company’s products.  The component concept, operating fuel burn, and overall size of the entire unit, specifically as it relates to the size, weight and noise, are the major advantages of the unit as designed by the Company.  The intention with the PDIGenset is that the motor (the prime mover) can be easily interchangeable at no cost to the user when scheduled as part of a maintenance plan.   Unlike a diesel system that will require at least one to three weeks downtime for an engine overhaul in place, the PDIGenset unit requires only four to six hours to remove and replace the spent unit with a fresh motor.

Based on 60 years of validated historical data, and the Company’s own recent engine testing in January 2010, this Company’s engine consumes approximately 85 gallons of aviation fuel per hour at 1800 rpm. The consumption of propane per gallon is almost identical to aviation gas consumption, and therefore, the quantity assumed in the calculations will be the same.

Employees

The Company presently has two (2) employees and a total of five (5) executive officers.  The employees receive a salary; the remaining officers receive no salaries or other compensation and no salaries have been accrued.  The remaining officers will not receive any compensation until, and if, the Company becomes a public company.  None of these officers are currently employed by the Company in a full-time capacity.

Subsidiaries

The Company has no subsidiaries.

Distribution

The PDIGenset unit can fit comfortably inside a 8’x8’x 30’ (40’ with a survival chamber) box; about the size of a shipping container or medium size box truck.  This compact size allows for easy handling, transport and delivery, and thereby also making the unit ideal for a portable power station, even on the back of a truck, if necessary, anywhere in the world.

The Company intends to ship product units around the world, FOB Worcester, Massachusetts.  Delivery time for most product units to any location can be as quick as 90 days from initial order to full operation on site based on the availability of generators.  Upon arrival at the user’s site, the package can be easily off-loaded, maneuvered, and interfaced with the existing power configuration.

Reports to Security Holders
In 2008, the Company (as Greenmark Acquisition Corporation) filed a Form 10-SB registration statement pursuant to the Securities Exchange Act of 1934 and is reporting company pursuant such Act and files with the Securities and Exchange Commission quarterly and annual reports and management shareholding information.  The Company intends to deliver a copy of its annual report to its security holders, and will voluntarily send a copy of the annual report, including audited financial statements, to any registered shareholder who requests the same.

The Company's documents filed with the Securities and Exchange Commission may be inspected at the Commission's principal office in Washington, D.C.  Copies of all or any part of the registration statement may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street N.E., Washington, D.C. 20002.  Call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms.

The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. The Company's filings may be located under the CIK number 0001435617.

ITEM 2.  PROPERTIES

The corporate headquarters of the Company are located in Warwick, Rhode Island.  In the near future, the Company plans to open an additional regional office in San Juan, Puerto Rico. These locations will initially be administrative in nature and eventually expand as the market demands to become fabrication sites.

All engines will be built in the engine shop in Worcester, Massachusetts for the purpose of quality control.  As the orders for products increase, it would become logistically prudent to have an assembly site in Puerto Rico and Alaska to serve the needs in those regions.  Engines will continue to be manufactured in Massachusetts. The Company believes that the importance of quality control for the production of the engines cannot be understated.

ITEM 3.  LEGAL PROCEEDINGS

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 4.  (Removed and Reserved)

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the Company’s common stock.  The Company has filed with the Securities and Exchange Commission a registration statement on Form S-1 pursuant to the Securities Act of 1933 for the offer and sale of up to 16,000,000 shares of its common stock.  The registration statement is not yet effective and the Company cannot predict when, if at all, such registration statement will become effective.

That registration statement also provides for the offer and sale of up to 67,318,500 shares of common stock owned by current shareholders.

On December 11, 2010, the Company issued 4,000,000 shares of its common stock in addition to the then outstanding 1,000,000 shares of common stock.  As part of the change in control effected on December 13, 2010, the Company issued 200,000,000 shares of common stock to the following shareholders in the following amounts:

Dale P. Euga	188,000,000
Arthur M. Read, II	12,000,000
On February 7, 2011, Greenmark Acquisition Corporation merged with Powerdyne, Inc. (Nevada).  Powerdyne, Inc. ( Nevada) was formed in February 2010 in the State of Nevada and had limited operations.  Greenmark Acquisition Corporation was incorporated in the State of Delaware in September 2006 and was a development stage company.  As part of that merger, Greenmark Acquisition Corporation, the surviving corporation, changed its name to Powerdyne International, Inc. (the "Company").

On February 7, 2011, Mr. Euga contributed back to the Company 84,526,666 shares of common stock  without remuneration..  The Company subsequently issued 68,526,666 shares to officers, directors, and private investors.

ITEM 6.  SELECTED FINANCIAL DATA.

There is no selected financial data required to be filed for a smaller reporting company.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a development stage company and was incorporated in the State of Delaware in September 2006 and merged with Powerdyne, Inc., a Nevada corporation in February 2011.  As Greenmark Acquisition, the Company  had no operations or specific business plan until the merger which is subsequent to the date of this report.  The information discussed below speaks to the Company subsequent to the date of the merger and references to the financial condition are to Powerdyne Nevada.

From Powerdyne Nevada's inception  (February 2, 2010) through December 31, 2010, it had no revenues and incurred operating losses of $146,270.  Powerdyne Nevada focused its efforts on conducting product research and development.  The Company is in the process of building its first prototype of the PDIGenset. To date, no prototypes of products of the Company have been manufactured.

Revenues

Currently, the Company has no revenues. The company has privately issued shares of common stock in order to raise capital

The Company has filed with the Securities and Exchange Commission a registration statement on Form S-1 for the sale of 16,000,000 shares at an offering price of $0.15 per share.  The offering has not yet been declared effective and no sales have been made pursuant to such offering.

In order to succeed, the Company needs to complete development of its prototype and establish manufacturing processes for its development.  It also needs to develop a viable strategy to market and distribute its products to end customers.  The Company has developed a marketing strategy that it believes will lead to near-term revenues in the Caribbean Basin, and thereafter, in Alaska and South America.

Equipment Financing

The Company has a written engagement letter with MBA, a strategic partner of the Company.  Pursuant to the engagement letter, by which MBA will act as the Company’s financial advisor to assist the Company in establishing a $5.0 million equipment financing program.  If such an equipment financing facility is ultimately established, the program would allow the Company to potentially obtain its needed equipment financing.

Pricing

PDIGenset is priced to meet the customer’s needs. A 1-megawatt PDIGenset will be leased for a five year term, pursuant to a Master Equipment Lease that will provide for an initial deposit of $750,000, a monthly maintenance fee calculated at the rate of $0.015/megawatt-hour and a monthly lease calculated at a rate per megawatt-hour which will be dependent upon local fuel cost.  In any event, the Company anticipates that the cost to the customer will be substantially lower than that which the customer is then paying to any local utility provider.

Potential Revenue

The Company anticipates its primary source of revenues will be from leases or payment streams based on the sale of the PDIGenset.  The Company’s business model proposes that each product unit be leased to a third party that will be responsible for the payment to the Company on a leasehold basis for each location.

Revenues for the Company will be generally based on lease payments which are based upon the maximum power which the particular genset is capable of generating.  Units are constructed under terms and conditions of a contract and installed specifically to meet the customer’s needs. The customer pays the Company each month on a flat rate basis.  In addition, the customer pays a maintenance fee as well as an initial deposit which allows the construction of the genset unit.

Each product unit is custom-made for the specific application and therefore the client power company pays for the construction and installation of the unit in advance.  This cost is credited against power that is produced by the Company’s units until that credit is exhausted.  Thereafter, the power is paid for on a monthly basis in accordance with the rate per kilowatt-hour that is agreed upon by the parties.  The Company and/or the client may receive tax credits from the use of the Company’s products, and the parties will agree to share such tax benefits with each other.

Further, maintenance is performed exclusively by the Company and constitutes a part of the expected recurring revenue stream to the Company.

Critical Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company believes that the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its financial statements:

Share-based Payments

The Company intends to periodically issue shares of common stock to employees and non-employees for services. Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements. The Company is classified as a development stage enterprise under GAAP and has not generated significant revenues from its principal operations.

Long-Lived Assets

In accordance with ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their then carrying values may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

Development Stage and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff and raising capital. Accordingly, the Company is considered to be in the development stage. The Company has not generated revenues from its operations, and there is no assurance of future revenues. As of December 31, 2010, the Company had an accumulated deficit from inception of approximately $146,270.

The Company’s activities will necessitate significant uses of working capital beyond 2011.  Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s continued research and development efforts and the status of competitive products.  The Company plans to continue financing its operations with cash received from financing activities.  The Company currently has appropriate financing to continue operations for the next 15 months.

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company.

Discussion of Period Ended December 31, 2010

The Company incurred a net loss of $(146,270) for the period ended December 31, 2010, with general and administrative expenses of $146,270.  The Company received no revenue in such period.

Selling, general and administrative expenses for the period ended December 31, 2010 were $146,270, with total selling, general and administrative expenses from inception to December 31, 2010 totaling $146,270.

Liquidity. The Company received $130,985 from the private sale of its stock in the period from February 2, 2010 (inception) to December 31, 2010.  The Company has no continuous methods of generating cash.

Capital Resources. The Company did not incur any capital expenditures other than the purchase of machinery and equipment in 2010 in the aggregate amount of $21,793.

Results of Operations. The Company completed no sales and received no revenues in the period from inception through December 31, 2010.  The Company does not anticipate that it will generate revenue sufficient to cover its operating expenses until the close of its initial offering and the development of its business plan.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the year ended December 31, 2010 for Greenmark Acquisition Corporation and Powerdyne, Inc. (Nevada) are attached to this report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 14, 2010, the Company changed its accounting firm.  The Company had no disagreements on any matter of accounting principle or practice, financial statement disclosure or audit scope or procedure with the former accountant.  The company filed a Form 8-K reporting the change in accountants.

ITEM 9A.   CONTROLS AND PROCEDURES

Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules.  This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's  principal executive officer and principal financial and accounting officer.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.  Based upon that evaluation, they believe that the Company's disclosure controls and procedures are effective in gathering,analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely.  Both officers are directly involved in the day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's president and principal financial and accounting officer conducted an evaluation of the effectiveness of the Company's internal control over financial reporting  as of December 31, 2010, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission.  Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010, based on those criteria.  A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Anton & Chia the independent registered public accounting firm, has not issued an attestation report on the effectiveness of the internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

The Company effected a change in control on December 13, 2010 resulting in the resignation of the then sole officer and director.  New officers and directors are now in charge of the Company's internal controls over financial reporting but have not made any changes during its fourth  fiscal quarter that materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

     The Directors and Officers of the Company are as follows:

			Year
Name	Age	Position	Commenced

Dale P. Euga	63	Chief Executive Officer, President and Director	2010
Arthur M. Read, II, Esq.	64	Vice President, Assistant Secretary,
		General Counsel and Director	2010
Edwin S. Barton, II	63	Chief Operating Officer	2010
Stephen L. Caromile	30	Vice President, Lead Engineer	2010
Linda H. Madison	63	Secretary, principal financial and
		Accounting officer	2011

Dale P. Euga serves as the chief executive officer, president and a director of the Company.  From 1967 to 1971, Mr. Euga served in the United States Army completing his service as commander of a Special Forces A-Team and retiring with a distinguished and honorable record.  Mr. Euga graduated in 1976 from The Boston Architectural College with a degree in Architecture. From 1976 through 1988, Mr. Euga taught a design studio at the Boston Architectural College. He became a Registered Architect in 1980 and was further NCARB Certified in 1985 while owning and managing an architectural firm in Boston. In 1988 Mr. Euga formed ComVest International Inc., which was responsible for the Organization and Financial Management for International Projects such as the overview of the construction of Mersa-Matruh Power and Desalination plant for the Government of Egypt. Mr. Euga also directly arranged acquisition and construction financing and oversaw the construction of industrial, manufacturing and resort facilities in Panama, Netherlands, Belize, Bermuda and Spain, in addition to Mr. Euga worked as the coordinator and overseer for the lenders. In 1996 in concert with ComVest International Inc. Mr. Euga founded and managed Suburban Mortgage Company and built the company into 60 brokers, 12 processors, and 18 insurance agents plus a quality control team, and administrative staff. This complete full spectrum financial service company with 92 employees was acquired by Directors Mortgage Company (CA) in 2002. From 2002 until the formation of Powedyne, Inc., a Nevada company, Mr. Euga was focused on independently developing the underlying product concepts related to the PDIGenset. Since the inception of Powerdyne, Inc., a Nevada company, Mr. Euga has focused on specializing on the company's primary design and technological development of the engine and support systems and development and testing of fuel systems in support of the application to power generation. He has also been involved with the company organization and facilities procurement including client development, development of key staff, and continuing research and development of engine and electrical components. Mr. Euga remains very active with the Special Forces Association in Rhode Island and Massachusetts.

Arthur M. Read, II, Esq., serves as vice president, secretary, general counsel and as a director of the Company. Mr. Read received his Bachelor of Arts degree from Bethany College in 1968, and his Masters of Arts from University of Rhode Island in 1971 and his Juris Doctor from Boston University in 1972. From1972-2001, Mr. Read started as an Associate, then stockholder and Vice-President of Gorham & Gorham, an established Rhode Island law firm, at which he was engaged in the general practice of law with an emphasis on litigation, family law and divorce litigation, extensive appellate practice, commercial and business matters, municipal law (including representation of municipalities and school committees, municipal boards and agencies), negligence, estate planning and administration. From 1974-1975, Mr. Read was appointed by the Hon. Richard J. Israel (Ret.) (then Attorney General and, later, Associate Justice of the Superior Court) as a Special Assistant Attorney General. In 2001, Mr. Read formed his own law practice. Mr. Read is admitted to Rhode Island Supreme Court; United States District Court, District of Rhode Island; United States Supreme Court; United States Tax Court; and United States Court of Appeals. Mr. Read is a member of the Rhode Island Bar Association, Rhode Island Trial Lawyers’Association, and American Trial Lawyers’ Association.

Edwin S. Barton II serves as chief operating officer of the Company. Mr. Barton is a seasoned corporate executive with 35 years of professional experience. Previously, he served as Vice President and Director of Rico, Inc., a Rhode Island manufacturing company, and President of Imperia, Inc., a Massachusetts millwork and high-end manufacturer and distributor.

Stephen L. Caromile serves s vice president and lead engineer of the Company. Mr. Caromile received a Bachelors degree in Mechanical Engineering from the Wentworth Institute of Technology in 1997. From 1997 to 2000, Mr. Caromile was a process engineer and cell manager for the repair of jet turbine components at Chromalloy in California. In 2001and 2002, Mr. Caromile was associated with Hamor & Associates in Maine. From 2002 to 2010, Mr. Caromile was a design engineer for land use planning with CES, Inc. in Maine. In this capacity, Mr. Caromile completed land development plans for sub-division and also participated in safety management, information technology and field surveillance. Since 2010, Mr. Caromile has worked with the Company.

Linda H. Madison serves as secretary of the Company.  Mrs. Madison is a graduate of Mineola High School, Mineola, New York, and has served as the Administrative Assistant to the Grand Secretary of the Grand Lodge of Masons for the State of Rhode Island where she was responsible for human resources, information technology, office coordination, publishing its various publications, maintaining and designing complex data bases. She previously worked as the Executive Secretary and bookkeeper for a large investment advisory firm in Rhode Island.

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company's board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the board has determined that there are no independent directors.

Committees and Terms

The Board of Directors has not established any committees.  The Company will notify its stockholders for an annual shareholder meeting and that they may present proposals for inclusion in the Company’s proxy statement to be mailed in connection with any such annual meeting; such proposals must be received by the Company at least 90 days prior to the meeting. No other specific policy has been adopted in regard to the inclusion of shareholder nominations to the Board of Directors.

Conflicts of Interest

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company.  However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Code of Ethics

The Company has not at this time adopted a  Code of Ethics pursuant to rules described in Regulation S-K.  The Company has no operations or business and does not have any revenues.  The Company intends to adopt a Code of Ethics to provide a manner of conduct.  Because the Company does not have any activities, there are no activities or transactions which would be subject to this code.  Finally the vice president of the Company is an attorney at law and subject to the ethical code established by the bars in which he is also a member.  At the time the Company completes its initial public offering of securities, management anticipates that it will adopt such a code.

Corporate Governance

For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors.  The board of Directors consists of two directors.  The Company has no activities, and receives no revenues.  At such time that the Company has a larger , board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee.

Legal Proceedings

There are currently no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.
ITEM 11.  EXECUTIVE COMPENSATION

Description of Compensation Table

				Aggregate				All	Annual
		Annual	Annual	Accrued			Compen –	Other	Compen –
		Payments	Payments	Salary Since		Stock and	Sation	Compen –	Sation
Name/Position	Year	Salary	Made	Inception	Bonus	Options	Plans	Sation	Total

Stephen L. Caromile	2011	$52,000	0	0
Vice President	2010	$52,000	0	0

No other salaries have been paid to officers. There is no accrued compensation that is due to any member of the Company’s management. No executive officer has received cash compensation in excess of $100,000 in the Company's fiscal year which ended as of December 31, 2010. When the Company is financially able, certain management personnel will receive such compensation as is discussed below in “Anticipated Officer and Director Remuneration”.

Other than as described above, there are no current plans to pay or distribute cash or non-cash bonus compensation for fiscal year 2011 to officers of the Company. However, the Board of Directors may allocate salaries and benefits to the officers for fiscal year 2011 and thereafter in its sole discretion. No such person is subject to a compensation plan or arrangement that results from his or her resignation, retirement, or any other termination of employment with the company or from a change in control of the company or a change in his or her responsibilities following a change in control. The members of the board of directors may, if the board of directors so decides, receive a fixed fee and reimbursement of expenses, for attendance at each regular or special meeting of the board of directors, although no such program has been adopted to date. The Company currently has no retirement, pension, or profit-sharing plan covering its officers and directors; however, the Company plans to implement certain such benefits when it is able.

Employment Agreements

The Company has entered into employment agreements with several officers and key personnel. Except for Mr. Caromile and the other employee, all of these agreements defer paying any salary, bonuses or other compensation until such time as the Company is able to pay such compensation from its free cash flow from operations. Mr. Caromile is currently being paid a salary in order to ensure his availability to the Company.

Anticipated Officer and Director Remuneration

Other than as set forth above, the Company has not paid any compensation to any officer or director. Although no binding or formal employment agreement or contract exists, the Company intends to pay annual salaries to all its officers and will pay an annual stipend to its directors when it is able.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person.

		Number of Shares of	Percent of
Name	Position	Common Stock	Class

Dale P. Euga	President and Director	103,473,334	55%
Arthur M. Read, II, Esq.	Vice President and Director	12,000,000	6.3%
Edwin S. Barton, II	Chief Operating Officer	6,833,333	3.6%
Stephen L. Caromile	Vice President	6,000,000	3.2%
Linda H. Madison	Secretary	1,000,000	*
Eric Foster		18,000,000	9.5%

Total owned by officers, directors and 5% shareholders		148,890,000	79%

* Less than 1%
(1) Based upon 189,000,000 shares outstanding

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

A partner in the law firm which acts as counsel to the Company is the beneficial owner of 2,500,000 shares of the Company's common stock.

From time to time, the Company makes payments for the benefit of its sole stockholder, which are personal in nature, as well as receives payments from the sole stockholder in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. The balance of advances from stockholder was $2,975 and the balance of advances to stockholder was $4,369 as of December 31, 2010.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

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

December 31, 2010	December 31, 2009
$13,850	$3,000

Tax Fees

The Company incurred $0 for tax related services.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended December 31, 2010 and 2009.

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee.  The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  The Company does not rely on pre-
approval policies and procedures.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

There are no financial statement schedules nor exhibits filed herewith.  The exhibits filed in earlier reports and the Company's Form 10-SB are incorporated herein by reference.

FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Rep Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2010 and 2009	F-2

Statements of Operations for the Years Ended December 31, 2010 and 2009 and for the Period from September 13, 2006 (Inception) to December 31, 2010	F-3

Stat Statements of Changes in Stockholders’ Deficit for the Period from September 13, 2006 (Inception) to December 31, 2010	F-4

Stat Statements of Cash Flows for the Years Ended December 31, 2010 and 2009 for the Period from September 13, 2006 (Inception) to December 31, 2010	F-5

Not Notes to Financial Statements	F6-F9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Greenmark Acquisition Corporation

We have audited the accompanying balance sheets of Greenmark Acquisition Corporation (a development  stage company) (the "Company") as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for the period from September 13, 2006 (Inception) through December 31, 2010. These financial statements are the responsibility of Greenmark Acquisition Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 the results of its operations and its cash flows for the years then ended and from September 13, 2006 (Inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a loss from operations and an accumulated deficit of $5,317 from September 13, 2006 (inception) to December 31, 2010.  As discussed in Note 1 to the financial statements, a significant amount of additional capital will be necessary to advance operations to the point at which the Company is profitable.  These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1 and the subsequent events.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, CA
March 16, 2011

GREENMARK ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009
ASSETS
Current Assets
Cash	$500	$500
TOTAL ASSETS	$500	$500

LIABILITIES and STOCKHOLDER'S DEFICIT

Liabilities
Accrued liabilities	$3,000	$3,000
Total liabilities	3,000	3,000

Stockholders' deficit

Preferred stock; $.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized; 1,000,000 shares issued and outstanding	100	100
Additional paid-in capital	2,717	2,717
Deficit accumulated during development stage	(5,317)	(5,317)
Total stockholders' deficit	(2,500)	(2,500)
TOTAL LIABILITIES and STOCKHOLDERS' DEFICIT	$500	$500

See the accompanying notes to the financial statements.

GREENMARK ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010 and 2009 and for the Period
from September 13, 2006 (Inception) to December 31, 2010

			For the period from
	For the Year Ended	For the Year Ended	September 13, 2006
	December 31,	December 31,	(Inception) to
	2010	2009	December 31, 2010

Income	$-	$-	$-

Expenses
Organization expense	-	-	650
Professional Fees	-	2,667	4,667

Total expenses	-	2,667	5,317

Other Income (Expense)

Net loss	$-	$(2,667)	$(5,317)

Basic and diluted loss per share	$-	$-

Weighted average number of shares outstanding, basic and diluted	1,000,000	1,000,000

See the accompanying notes to the financial statements.

GREENMARK ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period from September 13, 2006 (Inception) to December 31, 2010

				Deficit
				Accumulated
			Additional	during	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)
Balance, September 13, 2006	-	$-	$-	$-	$-
(Date of Inception)					-
Common stock issuance	1,000,000	100	400	-	500
Fair value of expenses contributed			535		535
Net loss				(535)	(535)
Balance as of December 31, 2006	1,000,000	$100	$935	$(535)	$500
Fair value of expenses contributed			115		115
Net loss				(115)	(115)
Balance as of December 31, 2007	1,000,000	$100	$1,050	$(650)	$500
Net loss				(2,000)	(2,000)
Balance as of December 31, 2008	1,000,000	$100	$1,050	$(2,650)	$(1,500)
Fair value of expenses contributed			1,667		1,667
Net loss				(2,667)	(2,667)
Balance as of December 31, 2009	1,000,000	$100	$2,717	$(5,317)	$(2,500)
Net loss				-	-
Balance as of December 31, 2010	1,000,000	$100	$2,717	$(5,317)	$(2,500)

See the accompanying notes to the financial statements.

GREENMARK ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009 and for the Period
from September 13, 2006 (Inception) to December 31, 2010

	For the Year	For the Year	For the Period from
	Ended	Ended	September 13, 2006
	December 31,	December 31,	(Inception) to
	2010	2009	December 31, 2010
OPERATING ACTIVITIES
Net loss	$-	$(2,667)	$(5,317)
Adjustments to reconcile net loss to net cash used by operating activities
Contributed organizationl expenses	-	-	650
Contriubed professional fees	-	1,667	1,667
Increase in liabilities	-	1,000	3,000
Net cash used In operating activities	-	-	-

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES
Proceeds from the issuance of common stock	-	-	500

Net cash provided by financing activities	-	-	500

Net Increase in Cash	-	-	500

Cash at beginning of period	500	500	-

Cash at end of period	$500	$500	$500

See the accompanying notes to the financial statements.

GREENMARK ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES

(A) Organization and Business Operations
Greenmark Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on  September 13, 2006, to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.  As of December 31, 2010, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation.

On February 7, 2011, the Company changed its name to Powerdyne International, Inc.

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

(E) Going Concern
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the Untied States of America. The Company has no operations and continues to incur on-going professional fees to maintain its current filings with the SEC. The Company has an accumulated deficit of $5,317 and a working capital deficit of $2,500 as of December 31, 2010. The Company also has a net loss from operations of $0 for the year then ended.

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

GREENMARK ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
December 31, 2010 and 2009

(F) Earnings Per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for 2010 and 2009.

(G) Fair Value of Financial Instruments
FASB ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•	Level 1 - defined as observable inputs such as quoted prices in active markets;
•	Level 2 - defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents and accrued liabilities approximate their fair values because of the short maturity of these instruments.

(H) Recently Adopted Accounting Pronouncements
In June 2009, the FASB issued authoritative guidance on an amendment of accounting for transfers of financial assets, and seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets.  The authoritative guidance eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor's interest in transferred financial assets.  The authoritative guidance is currently effective.  The Company believes adopting the new guidance will not significantly impact its financial statements.

In June 2009, the FASB issued authoritative guidance on consolidation of variable interest entities, which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  The authoritative guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and is currently effective.  The Company believes adopting the new guidance will not significantly impact its financial statements.

GREENMARK ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
December 31, 2010 and 2009

In October 2009, the FASB, issued updates to revenue recognition for arrangements with multiple deliverables and accounting for revenue arrangements that include software elements. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of  the tangible product will no longer be within the scope of the software revenue recognition guidance, and software- effective for interim or annual periods beginning after June 15, 2010, with early adoption permitted.  The Company enabled products will now be subject to other relevant revenue recognition guidance.  The authoritative guidance is believes adopting the new guidance will not significantly impact its financial statements. FASB has codified a single source of U.S. Generally Accepted Accounting Principles (GAAP), the Accounting Standards Codification. Unless needed to clarify a point to readers, the Company will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes. There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2    INCOME TAXES

There is no provision for income taxes because the Company has incurred net operating losses. There are no deferred tax assets from temporary differences, other than net operating losses, because the Company is still in development stage and only has incurred professional fees in connection with its filings with the SEC. Realization of deferred tax assets is dependent upon future earnings, if any, of which the timing and amount are uncertain. Therefore, the deferred tax assets have been fully offset by a valuation allowance. For 2010, the valuation allowance was same as year 2009.  Significant components of the Company's deferred tax assets are as follows:

	2010	2009
Net operating loss carryforwards	$1,808	$1,808
Valuation allowance	$1,808	$1,808
Net deferred tax asset	$-	$-

At December 31, 2010 the Company's federal net operating loss carry-forward was $5,317 which will begin to expire in 2026. The availability of the federal net operating loss carry-forward may be subject to limitations based on ownership changes as defined in the United States Internal Revenue Code, which could prevent the Company from realizing some or all of its net operating loss carry-forward.

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

GREENMARK ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 4    RELATED PARTIES

Legal counsel to the Company is a firm owned by the President of the Company who also owns 100% of the outstanding stock of Tiber Creek Corporation, a 50% shareholder.  Tiber Creek Corporation is expected to perform consulting services for the Company in the future.  Additional paid-in capital as of December 31, 2010 includes $2,317 the fair value of organization and professional costs incurred by related parties on behalf of the Company.

NOTE 5 SUBSEQUENT EVENTS

Management has evaluated the subsequent events through March 16, 2011, the date upon which the financial statements were issued.

The Company has entered into an agreement to complete a reverse merger with a private company during the first quarter of 2011.

POWERDYNE, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of
Powerdyne, Inc.:

We have audited the accompanying balance sheet of Powerdyne, Inc. (the “Company”) as of December 31, 2010, and the related statement of operations, stockholder deficit, and cash flows for the period from February 2, 2010 (Inception) through December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Powerdyne, Inc. as of December 31, 2010, and the results of its operations and cash flows for the period from February 2, 2010 (Inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Anton & Chia, LLP

Newport Beach, California
February 18, 2011

POWERDYNE, INC.
(A Development Stage Company)
BALANCE SHEET
December 31, 2010

December 31, 2010

ASSETS
Current Assets:
Cash	$2,059
Prepaid expenses	1,817
Advances to Stockholder	4,369
Total current assets	8,245
Equipment
Equipment	21,793

Total Assets	$30,038

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accrued expenses	$42,348
Advances from Stockholder	2,975
Total current liabilities	45,323
Total Liabilities	45,323
Stockholder's Equity:
Common stock; No Par Value; 75,000 shares authorized, 25,000 shares issued and outstanding	1,000
Common stock subscribed	129,985
Accumulated deficit	(146,270)
Total stockholder's deficit	(15,285)
Total liabilities and stockholder's deficit	$30,038

The accompanying notes are an integral part of these statements.

POWERDYNE, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the period from February 2, 2010 (Inception) to December 31, 2010

From Inception to
December 31, 2010

Revenues	$-
Cost of revenues	-
Gross profit	-
Operating expenses
Selling, general and admin.	146,270
Total operating expenses	146,270
Loss from operations	(146,270)

Net loss	$(146,270)

Basic and diluted loss per common share	$(5.85)

Basic and diluted weighted average common shares outstanding	25,000

The accompanying notes are an integral part of these statements.

POWERDYNE, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the period from February 2, 2010 (Inception) to December 31, 2010

					Total
	Common Stock		Common Stock	Accumulated	Stockholders'
	Shares	Amount	Subscribed	Deficit	Equity

Balance, February 2, 2010 (Inception)	25,000	$1,000	$-	$-	$1,000

Common stock subscribed	-	-	129,985	-	129,985

Net loss from Inception through to December 31, 2010	-	-	-	(146,270)	(146,270)
Balance, December 31, 2010	25,000	$1,000	$129,985	$(146,270)	$(15,285)

The accompanying notes are an integral part of these statements.

POWERDYNE, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the period from February 2, 2010 (Inception) to December 31, 2010

From February 2, 2010
(Inception) to
December 31, 2010
Cash flows from operating activities:
Net loss	$(146,270)
Changes in operating assets and liabilities:
Change in due to/from related parties	(1,394)
Prepaid expenses	(1,817)
Accrued expenses	42,348
Net cash used by operating activities	(107,133)
Cash flows from investing activities:
Used for:
Equipment	(21,793)
Net cash used by investing activities	(21,793)
Cash flows from financing activities:
Proceeds from common stock	1,000
Proceeds from common stock subscribed	129,985
Net cash provided by financing activities	130,985

Net change in cash	2,059
Cash, beginning of period	-

Cash, end of period	$2,059

The accompanying notes are an integral part of these statements.

POWERDYNE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

1. ORGANIZATION

Powerdyne, Inc., incorporated February 2, 2010 in Nevada, is a closely-held C Corporation registered to do business in Rhode Island and Massachusetts. The Company is a start-up organization which intends to produce and distribute completely packaged independent electrical generator units that run on environmentally-friendly fuel sources, such as natural gas and propane. At this time, the sole stockholder has patents pending with the United States Patent Office regarding the unique design of these units.

2. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include all the notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial statements have been included.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements. The Company is classified as a development stage enterprise under GAAP and has not generated significant revenues from its principal operations.

Development Stage and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage as defined in GAAP. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of December 31, 2010, the Company had an accumulated deficit from inception of approximately $146,270.

The Company’s activities will necessitate significant uses of working capital beyond 2010. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s continued research and development efforts and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities, more specifically from one of its major shareholders.

POWERDYNE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Development Stage and Capital Resources (continued)

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and accrued expenses. The estimated fair value of these instruments approximates their carrying amounts due to the short maturity of these instruments.

Management believes it is not practical to estimate the fair value of advances to stockholder because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

Cash and Cash Equivalents:

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2010.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company maintains cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

POWERDYNE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk (continued)

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from planned operations.  The Company will recognize revenue on arrangements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  The Company has not recorded any sales transactions since inceptions.

Equipment, net

Equipment is stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The machinery and equipment is currently classified as ‘construction in process’ and it is the Company’s policy to begin depreciation once the assets are placed into service.  Equipment is depreciated over the estimated useful life of ten years on straight-line basis when the assets are put into use.  Depreciation expense for the period from inception, February 2, 2010, to December 31, 2010 was zero.

Long-Lived Assets

In accordance with ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their then carrying values may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

POWERDYNE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

As a result of the implementation of certain provisions of ASC 740, Income   Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109) , (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.

In 2010, the Company adopted Accounting for Uncertain Income Taxes under the provisions of ASC 740. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not recognize any additional liability for unrecognized tax benefits as a result of the adoption of ASC 740.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.  In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740.  Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

Our tax provision determined using an estimate of our annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.  Taxes payable as of December 31, 2010 was zero.

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same.   As of December 31, 2010, there are no outstanding dilutive securities.

POWERDYNE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share (continued)

The following table represents the computation of basic and diluted losses per share:

From Inception to
December 31, 2010

Loss available for common shareholder	$(146,270)
Basic and fully diluted loss per share	(5.85)

Weighted average common shares outstanding	25,000

Net loss per share is based upon the weighted average shares of common stock outstanding.

Recent Accounting Pronouncements

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These disclosure requirements are effective in two phases. In the first quarter of 2010, we adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. Beginning in the first quarter of 2011, these amended standards will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). These amended standards did not have any impact on our financial statements or disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

POWERDYNE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

4. EQUIPMENT - NET

Equipment, net consists of the following as of December 31, 2010:

2010

Machinery and equipment	$21,793
Less accumulated depreciation	-

Total equipment - net	$21,793

Machinery and equipment is stated at cost and depreciated on a straight-line basis over an estimated useful life of 10 years.  The machinery and equipment is currently classified as ‘construction in process’ and it is the Company’s policy to begin depreciation once the asset is placed into service.  Depreciation expense for the year ended December 31, 2010 amounted to zero.

5. COMMON STOCK

Upon incorporation (inception February 2, 2010), the Company authorized 75,000 no par value shares and issued 25,000 of these shares to its sole shareholder. As of December 31, 2010, the Company had one class of capital stock, common stock. No preferred stock was authorized and/or issued.

In June 2010, the Company entered into an agreement with private investors to provide working capital for the Company. Initially, the private investors have provided the Company with $50,000 in working capital with the total amount of capital provided to be determined in exchange for a percentage of common stock available at the time of Initial Public Offering. As of December, 2010, the private investors have provided approximately $130,000 total in additional working capital.

6. RELATED PARTY

From time to time, the Company makes payments for the benefit of its sole stockholder, which are personal in nature, as well as receives payments from the sole stockholder in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature.  The balance of advances from stockholder was $2,975 and the balance of advances to stockholder was $4,369 as of December 31, 2010.

POWERDYNE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

7. COMMITMENTS AND CONTINGENCIES

Litigation

During the ordinary course of the Company’s business, it is subject to various claims and litigation. Management believes that the outcome of such claims or litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.

8. SUBSEQUENT EVENTS

Management has evaluated subsequent events through February 18, 2011, the date upon which the financial statements were issued.

The Company received common stock subscriptions for approximately 7,680,000 shares in return for approximately $212,500 to individual investors during the months of January, 2011 and February, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERDYNE INTERNATIONAL, IN.

	By:	/s/ Dale P. Euga
President and Principal executive officer
Dated: April 12, 2011

	By:	/s/ Linda H. Madison
Principal financial officer

Dated: April 12, 2011

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

Dale P. Euga	Director	4/12/2011

Arthur M. Read, II, Esq.	Director	4/12/2011