Form 10-Q
period 2011-03-31
POWERDYNE INTERNATIONAL, INC.
filed 2011-05-24
CIK 1435617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

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

401/739-3300
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

PART I

ITEM 1.   FINANCIAL STATEMENTS

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2011

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEET

	March 31, 2011	December 31, 2010
	(unaudited)

ASSETS
Current Assets:
Cash	$16,089	$2,059
Prepaid expenses	1,634	1,817
Advances to stockholder	15,537	4,369
Total current assets	33,260	8,245
Equipment
Equipment, net	100,593	21,793

Total Assets	$133,853	$30,038

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$163,706	$42,348
Advances from stockholder	2,975	2,975
Total current liabilities	166,681	45,323
Total Liabilities	166,681	45,323
Stockholders' Deficit:
Common stock; $0.0001 par value; 300,000,000 shares authorized, 189,000,000 shares issued and outstanding as of March 31, 2011 and 188,000,000 shares issued and outstanding as of December 31, 2010	18,900	18,800
Additional paid-in capital	1,004,700	174,100
Common stock subscribed	(164,115)	(61,915)
Accumulated deficit	(892,313)	(146,270)
Total stockholders' deficit	(32,828)	(15,285)
Total liabilities and stockholders' deficit	$133,853	$30,038

Page 2	The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS

	For the three	For the three	For the period from
	months ended	months ended	February 2, 2010 (inception)
	March 31, 2011	March 31, 2010	to March 31, 2011
	(unaudited)	(unaudited)

Revenues	$-	$-	$-
Cost of revenues	-	-	-
Gross profit	-	-	-
Operating expenses
Selling, general and admin.	745,087	1,125	891,357
Total operating expenses	745,087	1,125	891,357
Loss from operations	(745,087)	(1,125)	(891,357)

Income tax expense	956	-	956

Net loss	$(746,043)	$(1,125)	$(892,313)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	188,577,778	188,000,000

Page 3	The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)
For the period from February 2, 2010 (Inception) to March 31, 2011

			Additional			Total
	Common Stock		Paid-In	Common Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Subscribed	Deficit	Deficit

Balance, February 2, 2010 (Inception)	188,000,000	$18,800	$(17,800)	$-	$-	$1,000

Common stock subscribed	-	-	191,900	(61,915)	-	129,985

Net loss from Inception through to
December 31, 2010	-	-	-	-	(146,270)	(146,270)
Balance, December 31, 2010	188,000,000	$18,800	$174,100	$(61,915)	$(146,270)	$(15,285)

Recapitalization	1,000,000	100	830,600	(102,200)	-	728,500

Net loss	-	-	-	-	(746,043)	(746,043)

Balance, March 31, 2011 (unaudited)	189,000,000	$18,900	$1,004,700	$(164,115)	$(892,313)	$(32,828)

Page 4	The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS

	For the three	For the three	From February 2, 2010
	months ended	months ended	(Inception) to
	March 31, 2011	March 31, 2010	March 31, 2011
	(unaudited)	(unaudited)
Operating Activities:
Net loss	$(746,043)	$(1,125)	$(892,313)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	-	-
Stock compensation	495,000	-	495,000
Changes in operating assets and liabilities:
Related parties	-	125	2,975
Advances to stockholder	(11,168)	-	(15,537)
Prepaid expenses	183	-	(1,634)
Accrued expenses	121,358	-	163,706
Net cash used by operating activities	(140,670)	(1,000)	(247,803)
Investing activities:
Equipment	(78,800)	-	(100,593)
Net cash used by investing activities	(78,800)	-	(100,593)
Financing activities:
Proceeds from common stock	233,500	1,000	364,485
Net cash provided by financing activities	233,500	1,000	364,485

Net change in cash	14,030	-	16,089
Cash, beginning of period	2,059	-	-

Cash, end of period	$16,089	$-	$16,089

Page 5	The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2011

1. ORGANIZATION

Powerdyne, Inc., was incorporated February 2, 2010 in Nevada, and is registered to do business in Rhode Island and Massachusetts. On February 7, 2011, Powerdyne, Inc. merged with Powerdyne International, Inc., formerly Greenmark Acquisition Corporation, a publicly held Delaware shell corporation with minimal assets and no operations.  Upon closing of the transaction, Powerdyne, Inc., the surviving corporation in the merger with Powerdyne International, Inc., became a public reporting entity.

On December 13, 2011, Powerdyne International, Inc. filed an Amended and Restated Articles of Incorporation in order to, among other things, increase the authorized capital stock to 300,000,000 common shares, par value $0.0001 per share.  Unless the context specifies otherwise, as discussed in Note 2, references to the “Company” refers to Powerdyne International, Inc. and Powerdyne, Inc. after the merger.

At the closing of the merger, each share of Powerdyne, Inc.’s common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive 7,520 shares of common stock of Powerdyne International, Inc.  Accordingly, an aggregate of 188,000,00 shares of common stock of Powerdyne International, Inc. were issued to the holders of Powerdyne, Inc.’s common stock.

The Company is a start-up organization which intends to produce and distribute completely packaged independent electrical generator units that run on environmentally-friendly fuel sources, such as natural gas and propane. At this time, the majority stockholder has patents pending with the United States Patent Office regarding the unique design of these units.

2.  REVERSE MERGER ACCOUNTING

On February 7, 2011, the Company merged with Powerdyne, Inc., formerly Greenmark Acquisition Corporation, which was a publicly held Delaware shell corporation with no operations.  Upon closing of the transaction, the Company, the surviving corporation in the merger with Powerdyne, Inc., became a public reporting entity.

Pursuant to the terms and conditions of the merger each share of Powerdyne, Inc.’s common stock issued and outstanding immediately prior to the closing of the merger was exchanged for the right to receive 7,520 shares of Powerdyne International, Inc. common stock.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2011

The merger is being accounted for as a reverse-merger, and recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”).  Powerdyne, Inc. is the acquirer for financial reporting purposes and the Company is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Merger will be those of Powerdyne, Inc. and will be recorded at the historical cost basis of Powerdyne, Inc., and the consolidated financial statements after completion of the merger will include the assets and liabilities of the Company and Powerdyne, Inc., historical operations of Powerdyne, Inc. and operations of the Company from the closing date of the Merger.  Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the merger. In conjunction with the merger, the Company received no cash and assumed no liabilities from Greenmark Acquisition Corporation.  All members of the Company’s executive management are from Powerdyne, Inc.

3. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements primarily reflect the financial position, results of operations and cash flows of Subsidiary (as discussed above).  The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period.  Amounts related to disclosures of December 31, 2010, balances within those interim condensed financial statements were derived from the audited 2010 financial statements and notes thereto filed on Form 8-K/A on April 5, 2011.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Development Stage and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage as defined in GAAP. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of March 31, 2011, the Company had an accumulated deficit from inception of approximately $892,313.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2011

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

Use of Estimates

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for Powerdyne International, Inc.  Form 8-K/A filed on April 5, 2011 with the SEC.  In preparing these condensed financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Significant estimates and assumptions included in the Company’s condensed financial statements relate to the valuation of long-lived assets, accrued expenses and valuation assumptions related to share based payments.

Fair Value of Financial Instruments

The fair value accounting guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset.  This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;

•	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•      Level 3:  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2011

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2011.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company may maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

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

Equipment, net

Equipment is stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The machinery and equipment is currently classified as ‘construction in process’ and it is the Company’s policy to begin depreciation once the assets are placed into service.  Equipment is depreciated over the estimated useful life of ten years on straight-line basis when the assets are put into use.  Depreciation expense for the three months ended March 31, 2011 and 2010, the period from inception, February 2, 2010, to December 31, 2010 was zero.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2011

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

Our tax provision determined using an estimate of our annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.  Taxes payable as of March 31, 2011 and the period from February 2, 2010 (inception) to December 31, 2010 was zero.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2011

Share Based Compensation

The Company applies ASC 718, Compensation-Stock Compensation to account for its service providers’ share-based payments.  Common stock of the Company was given to service providers to retain their assistance in becoming a U.S. public company, assistance with public company regulations, investors’ communications and public relations with broker-dealers, market makers and other professional services.

In accordance with ASC 718, the Company determines whether a share payment should be classified and accounted for as a liability award or equity award.  All grants of share-based payments to service providers classified as equity awards are recognized in the financial statements based on their grant date fair values which are calculated using historical pricing.  The Company has elected to recognize compensation expense based on the criteria that the stock awards vest immediately on the issuance date.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent period if actual forfeitures differ from initial estimates.  There were no forfeitures of share based compensation.

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same.   As of March 31, 2011, there are no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share:

	From Inception to March 31, 2011	From Inception to March 31, 2010

Loss available for common shareholder	$(746,043)	$(1,125)
Basic and fully diluted loss per share	(0.00)	(0.00)

Weighted average common shares outstanding	188,577,778	188,000,000

Net loss per share is based upon the weighted average shares of common stock outstanding.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2011

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

5. EQUIPMENT - NET

Equipment, net consists of the following as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010

Machinery and equipment	$100,593	$21,793
Less accumulated depreciation	-	-

Total equipment - net	$100,593	$21,793

Machinery and equipment is stated at cost and depreciated on a straight-line basis over an estimated useful life of 10 years.  The machinery and equipment is currently classified as ‘construction in process’ and it is the Company’s policy to begin depreciation once the asset is placed into service.  Depreciation expense for the three months ended March 31, 2011 and 2010 was zero.

6. COMMON STOCK

Pursuant to the terms and conditions of the merger on February 7, 2011 (see Note 1 and 2) each share of Powerdyne, Inc.’s common stock issued and outstanding immediately prior to the closing of the merger was exchanged for the right to receive 7,520 shares of Powerdyne International, Inc. common stock.  An aggregate of 188,000,000 shares of Powerdyne International, Inc. common stock were issued to the holders of Powerdyne, Inc.’s common stock and represents approximately 91.7% of the outstanding shares of Powerdyne International, Inc.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2011

In June 2010, the Company entered into various stockholder subscription agreements with private investors in order to provide working capital for the Company. The agreements were sold to private investors at $0.01-$0.03 per share in various share amounts.  The agreement stipulated that stock will not be issued to the investors until the execution of the reverse merger agreement and subsequent Initial Public Offering.  During fiscal year 2010, the Company raised $191,900 from the stockholder subscription agreements.  The Company had $61,915 in common stock subscribed as of December 31, 2010.  During the three months ended March 31, 2011 the Company raised $335,700 from the stockholder subscription agreements.  The Company had $164,115 in common stock subscribed as of March 31, 2011.

7. RELATED PARTY

From time to time, the Company advances amounts to stockholders, as well as receives payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature.  The balance of advances from stockholder was $2,975 as of March 31, 2011 and December 31, 2010.  The balance of advances to stockholder was $15,537 and $4,369 as of March 31, 2011 and December 31, 2010, respectively.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2011

8. COMMITMENTS AND CONTINGENCIES

Litigation

During the ordinary course of the Company’s business, it is subject to various claims and litigation. Management believes that the outcome of such claims or litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.

The Company is involved in a legal settlement with a former employee of the Company.  The Company is seeking reimbursement of expenses paid in the amount of $5,000.  The former employee is seeking further additional expenses incurred in the amount of $6,500.  It is the opinion of the Company's legal counsel that the legal action is without merit and and no accrual has been recorded for this claim.

9. SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 23, 2011, the date upon which the financial statements were issued.

The Company is currently negotiating an operating rental lease agreement with a related party to move its manufacturing facilities.  The proposed terms of the operating lease are for a three month term, renewable at the Company's option through February, 2016, at a rate of $300 per month.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a development stage company and has no operating history and has experienced losses since its inception.  The Company’s independent auditors have issued a report questioning the Company’s ability to continue as a going concern.   The Company has not established a revenue source other than capital invested by shareholders and has had  no sales nor received revenues since inception through March 31, 2011.

Liquidity. The Company received $495,000 from the private sale of its stock in the period from February 2, 2010 (inception) to March 31, 2011.  The Company has no continuous methods of generating cash.

Capital Resources. The Company did not incur any capital expenditures in the three months ended March 31, 2011.

Overview

The Company plans to manufacture, install, maintain, own and operate patented portable electrical power generation equipment ("gensets") intended to be installed at a client location.  The Company has applied for a patent for its electrical power generation equipment.  The Company will own, maintain and lease the equipment to the customer who will use it to produce its own supplemental electrical power.  The products are intended to be portable, easy-to-use unit that can be conveniently redeployed in various locations around the world.  The units can also be assembled and combined to produce power centers providing up to 50 megawatts of power.

Operations

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

The Company’s initial product is the PDIGenset (patent pending) which is a self contained generator that is powered by a modified radial air cooled engine to drive a minimum of a 1-megawatt generator. The entire unit, which runs on natural gas or propane, is compact, lightweight and clean burning.  As a result, the unit will produce extremely low emissions and is extremely energy-efficient.

The Company is completing its Series 2 prototype. The Series 2 uses a Pratt + Whitney R2800 engine. The Series 2 prototype prime mover has been operated and is currently being mated to a standard 1MW generator to make a genset. The Company expects this assembly to be finished shortly (depending upon the arrival of some needed parts) after which it will bench test the Series 2 prototype prime mover and develop up-to-date data. The company expects it to operate with more efficiency and will bench test with better test results than the Series 1 prototype due to improvements that Pratt + Whitney made in the design of the engine, itself, as well as improvements that have been added to the design of our genset.

After completion of the prototype and the bench testing, the company will be able to begin to market the Series 2 PDIGenSet.

The Company intends to market its products in locations where inexpensive electrical power is needed and clean energy powered electrical equipment is needed and/or required.

The Company presently has two (2) employees and a total of five (5) executive officers.  The employees receive a salary.  The officers receive a salary that has been accruing since the middle of the first quarter of 2011.  All of the officers have signed employment contracts with the Company.

On February 28, 2011, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 for the offer and sale of up 16,000,000 shares of Common Stock by the Company at $0.15 per share and for the  offer of  67,318,500 shares of Common Stock by the holders of those shares at $0.15 per share.  The registration statement has not been declared effective and no sales have been made.

Plan of Operations

The Company’s s strategy is to pursue selected opportunities in markets where inexpensive and environmentally friendly power sources are needed and/or required.

Results of Operations - The three month ended March 31, 2011 compared to the three months ended March 31, 2010:

Revenues

Powerdyne International, Inc. did not generate revenues during the three months ended March 31, 2011.

Total operating expenses

During the three months ended March 31, 2011 and 2010 total operating expenses were approximately $745,000 and $1,125, respectively.  The increase related to the selling, general and administrative expenses was approximately $744,000.  This increase resulted primarily from the increase in salaries accrued but not paid to Officers and directors of approximately $147,000, employee stock compensation of approximately $495,000, consulting, professional and outside services of approximately $38,000, wages and salaries paid of approximately $14,000, legal and accounting fees of approximately $13,000 and travel expenses of approximately $11,000.

Net loss

During the three months ended March 31, 2011 and 2010, the net loss was $745,087 and $1,125, respectively.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information not required to be filed by Smaller reporting companies.

ITEM 4.  Controls and Procedures.

Disclosures and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules.  This evaluation was done as of the end of the fiscal year and first quarter under the supervision and with the participation of the Company's  principal executive officer and principal financial and accounting officer.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.  Based upon that evaluation, they believe that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely.  Both officers are directly involved in the day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's president and principal financial and accounting officer conducted an evaluation of the effectiveness of the Company's internal control over financial reporting  as of December 31, 2010, and as of March 31, 2011, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission.  Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2011 based on those criteria.  A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Anton & Chia the independent registered public accounting firm, has not issued an attestation report on the effectiveness of the internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

The Company effected a change in control on December 13, 2010 resulting in the resignation of the then sole officer and director.  New officers and directors were then in charge of the Company's internal controls over financial reporting and have not made changes in such controls that materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party in amounts over $10,000. The Company is involved with a former employee for claims of expenses for approximately $6,500.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 11, 2010, the Company issued 4,000,000 shares of its common stock in addition to the then outstanding 1,000,000 shares of common stock.  As part of the change in control effected on December 13, 2010, the Company issued 200,000,000 shares of common stock to the following shareholders in the following amounts:

Dale P. Euga	188,000,000
Arthur M. Read, II	12,000,000

On February 7, 2011, Mr. Euga contributed back to the Company 84,526,666 shares of his 188,000,000 common stock without remuneration.

Subsequent to the contribution of such shares and ending March 31, 2011, the Company issued 68,526,666 shares to officers, directors, and private investors pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering, as follows:

Edwin S. Barton, II	6,833,333
Stephen L. Caromile	6,000,000
Linda H. Madison	1,000,000
Eric Foster	18,000,000
56 Investors	36,693,333

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   (Removed and Reserved)

ITEM 5.  OTHER INFORMATION

(a)  Not applicable.
(b)  Item 407(c)(3) of Regulation S-K:

During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6.  EXHIBITS

(a) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERDYNE INTERNATIONAL, INC.

By:	/s/ Dale P. Euga
President and Principal executive officer

Dated: May  23, 2011

By:	/s/ Linda H. Madison
Principal financial officer

Dated: May  23, 2011