Form 10-Q
period 2011-06-30
POWERDYNE INTERNATIONAL, INC.
filed 2011-08-15
CIK 1435617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[ X ] Yes   [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company  (as defined in Rule 12b-2 of the Exchange Act).[  ] Yes   [X] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at June 30, 2011

Common Stock, par value $0.0001	189,500,000 shares

Documents incorporated by reference:            None

PART I

ITEM 1.   FINANCIAL STATEMENTS

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2011

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEET

	June 30, 2011	December 31, 2010
	(unaudited)

ASSETS

Current Assets:
Cash	$82,402	$2,059
Prepaid expenses	5,360	1,817
Advances to stockholder	15,971	4,369
Total current assets	103,733	8,245

Equipment
Equipment, net	124,314	21,793

Total Assets	$228,047	$30,038

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$148,078	$42,348
Advances from stockholder	2,975	2,975
Total current liabilities	151,053	45,323
Total Liabilities	151,053	45,323

Stockholders' Equity:
Common stock; $0.0001 par value; 300,000,000 shares authorized, 189,500,000 shares issued and outstanding as of June 30, 2011 and 188,000,000 shares issued and outstanding as of December 31, 2010	18,950	18,800
Additional paid-in capital (1)	1,019,650	174,100
Common stock subscribed	-	(61,915)
Accumulated deficit (1)	(961,606)	(146,270)
Total Stockholders' Equity (deficit)	76,994	(15,285)

Total Liabilities and Stockholders' Equity (deficit)	$228,047	$30,038

(1)
The February 7, 2011 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

Page 2	The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS

	For the three	For the three	For the six	For the six	For the period from
	months ended	months ended	months ended	months ended	February 2, 2010 (inception)
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	to June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-
Gross profit	-	-	-	-	-
Operating expenses
Selling, general and administrative	69,293	1,205	814,379	1,243	960,650
Total operating expenses	69,293	1,205	814,379	1,243	960,650

Loss from operations	(69,293)	(1,205)	(814,379)	(1,243)	(960,650)

Income tax expense	—	—	956	-	956

Net loss	$(69,293)	$(1,205)	$(815,335)	$(1,243)	$(961,606)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding (2)	189,362,637	188,000,000	188,972,376	188,000,000

(2)
The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2.

Page 3	The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the period from February 2, 2010 (Inception) to June 30, 2011

			Additional			Total
	Common Stock		Paid-In	Common Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Subscribed	Deficit	Equity (Deficit)

Balance, February 2, 2010 (Inception)	188,000,000	$18,800	$(17,800)	$-	$-	$1,000

Common stock subscribed	-	-	191,900	(61,915)	-	129,985

Net loss from Inception through to December 31, 2010	-	-	-	-	(146,270)	(146,270)
Balance, December 31, 2010 (3)	188,000,000	$18,800	$174,100	$(61,915)	$(146,270)	$(15,285)

Recapitalization	1,000,000	100	830,600	(102,200)	-	728,500

Net loss for the quarter	-	-	-	-	(746,043)	(746,043)

Balance, March 31, 2011 (unaudited)	189,000,000	18,900	1,004,700	(164,115)	(892,313)	(32,828)

Common stock subscribed	500,000	50	14,950	164,115		179,115
Net loss for the quarter					(69,293)	(69,293)

Balance, June 30, 2011 (unaudited)	189,500,000	$18,950	$1,019,650	$-	$(961,606)	$76,994

(3) The December 31, 2010 the capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 3.

Page 4	The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS

	For the six	For the six	From February 2, 2010
	months ended	months ended	(Inception) to
	June 30, 2011	June 30, 2010	June 30, 2011
	(unaudited)	(unaudited)
Operating Activities:
Net loss	$(815,335)	$(1,243)	$(961,606)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	94	-
Stock compensation	495,000	-	495,000
Changes in operating assets and liabilities:
Advances to stockholder	(11,602)	225	(15,971)
Prepaid expenses	(3,543)	(1,391)	(5,360)
Accrued expenses	105,729	-	148,078
Net cash used by operating activities	(229,751)	(2,315)	(339,859)

Investing activities:
Organization expense	-	(1,125)
Equipment	(102,521)	-	(124,314)
Net cash used by investing activities	(102,521)	(1,125)	(124,314)

Financing activities:
Related parties	-	-	2,975
Proceeds from common stock	412,615	51,000	543,600
Net cash provided by financing activities	412,615	51,000	546,575

Net change in cash	80,343	47,560	82,402
Cash, beginning of period	2,059	-	-

Cash, end of period	$82,402	$47,560	$82,402

Page 5	The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2011

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

On December 13, 2010, Powerdyne International, Inc. filed an Amended and Restated Articles of Incorporation in order to, among other things, increase the authorized capital stock to 300,000,000 common shares, par value $0.0001 per share.  Unless the context specifies otherwise, as discussed in Note 2, references to the “Company” refers to Powerdyne International, Inc. and Powerdyne, Inc. after the merger.

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

The merger is being accounted for as a reverse-merger, and recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”).  Powerdyne, Inc. is the acquirer for financial reporting purposes and the Company is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Merger will be those of Powerdyne, Inc. and will be recorded at the historical cost basis of Powerdyne, Inc., and the financial statements after completion of the merger will include the assets and liabilities of the Company and Powerdyne, Inc., historical operations of Powerdyne, Inc. and operations of the Company from the closing date of the Merger.  Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the merger. In conjunction with the merger, the Company received no cash and assumed no liabilities from Greenmark Acquisition Corporation.  All members of the Company’s executive management are from Powerdyne, Inc.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2011

3. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements primarily reflect the financial position, results of operations and cash flows of the Company (as discussed above).  The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period.  Amounts related to disclosures of December 31, 2010, balances within those interim condensed financial statements were derived from the audited 2010 financial statements and notes thereto filed on Form 8-K/A on April 5, 2011.

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

Development Stage and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage as defined in GAAP. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of June 30, 2011, the Company had an accumulated deficit from inception of $961,606.

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

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2011

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company.

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

The Company’s financial instruments include cash. The estimated fair value of this instrument approximates its carrying amount Management believes it is not practical to estimate the fair value of advances to stockholder because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2011

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2011.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company may maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from planned operations.  The Company will recognize revenue on arrangements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.  The Company has not recorded any sales transactions since inception.

Equipment, net

Equipment is stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The machinery and equipment is currently classified as ‘construction in process’ and it is the Company’s policy to begin depreciation once the assets are placed into service.  Equipment is depreciated over the estimated useful life of ten years on straight-line basis when the assets are put into use.  Depreciation expense for the six months ended June 30, 2011 and 2010, and the period from inception to December 31, 2010 was zero.

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

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2011

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

Our tax provision determined using an estimate of our annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.  Taxes payable as of June 30, 2011 and December 31, 2010 was zero.

Share Based Compensation

The Company applies ASC 718, Shares-Based Compensation to account for its service providers’ share-based payments.  Common stock of the Company was given to service providers to retain their assistance in becoming a U.S. public company, assistance with public company regulations, investors’ communications and public relations with broker-dealers, market makers and other professional services.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2011

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

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. As of June 30, 2011, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share:

	Three months ended June 30,	Six months ended June 30, 2011

Loss available for common shareholder	$(69,293)	$(815,335)
Basic and fully diluted loss per share	(0.00)	(0.00)

Weighted average common shares outstanding - basic and diluted	189,362,637	188,972,376

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

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2011

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

5. EQUIPMENT - NET

Equipment, net consists of the following as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010

Machinery and equipment	$124,314	$21,793
Less accumulated depreciation	-	-

Total equipment - net	$124,314	$21,793

Machinery and equipment is stated at cost and depreciated on a straight-line basis over an estimated useful life of 10 years.  The machinery and equipment is currently classified as ‘construction in process’ and it is the Company’s policy to begin depreciation once the asset is placed into service. Depreciation expense for the three and six months ended June 30, 2011 and 2010 was zero.

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

In June 2010, the Company entered into various stockholder subscription agreements with private investors in order to provide working capital for the Company. The agreements were sold to private investors at $0.01-$0.03 per share in various share amounts.  The agreement stipulated that stock will not be issued to the investors until the execution of the reverse merger agreement and subsequent Initial Public Offering.  During fiscal year 2010, the Company raised $191,900 from the stockholder subscription agreements.  The Company had $61,915 in common stock subscribed as of December 31, 2010.  During the six months ended June 30, 2011 the Company raised $350,700 from the stockholder subscription agreements. In total, the Company has raised $542,600 in working capital from common stock subscriptions. The Company had $0 in common stock subscribed as of June 30, 2011.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2011

7. RELATED PARTY

From time to time, the Company advances amounts to stockholders, as well as receives payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature.  The balance of advances from stockholder was $2,975 as of June 30, 2011 and December 31, 2010.  The balance of advances to stockholder was $15,971 and $4,369 as of June 30, 2011 and December 31, 2010, respectively. As stated in Note 10, the Company is negotiating with a related party regarding a real property lease arrangement for its manufacturing facilities. For the interim, the Company has agreed to reimburse this related party for utility expenses while the negotiations proceed. Amounts paid and accrued to the related party for the six months ended June 30, 2011 and the year ended December 31, 2010 was $3,811 and $0, respectively.

8. COMMITMENTS AND CONTINGENCIES

Litigation

During the ordinary course of the Company’s business, it is subject to various claims and litigation. Management believes that the outcome of such claims or litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.

The Company is involved in a legal settlement with a former employee of the Company.  The Company is seeking reimbursement of expenses paid in the amount of $5,000.  The former employee is seeking further additional expenses incurred in the amount of $6,500.  It is the opinion of the Company’s legal counsel that the legal action is without merit. The Company’s management asserts this claim is remote and thus no accrual has been recorded for this claim.

9. SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 5, 2011, the date upon which the financial statements were issued.

The Company is currently negotiating an operating rental lease agreement with a related party to move its manufacturing facilities.  The proposed terms of the operating lease are for a three month term, renewable at the Company’s option through February, 2016 at a proposed rate of $300 per month.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a development stage company and has no operating history and has experienced losses since its inception.  The Company’s independent auditors have issued a report questioning the Company’s ability to continue as a going concern.  The Company has not established a revenue source other than capital invested by shareholders and has had  no sales nor received revenues since inception through June 30, 2011.

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

The following discussion contains forward-looking statements, as discussed above. Please see the sections entitled “Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of Powerdyne International, Inc. financial condition and results of operations are based on the unaudited financial statements as of June 30, 2011, which were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Operations

The Company's initial product is the PDIGenset (patent pending) which is a self contained generator that is powered by a modified radial air cooled engine to drive a minimum of a 1-megawatt generator. The entire unit, which runs on natural gas or propane, is compact, lightweight and clean burning. As a result, the unit will produce extremely low emissions and is extremely energy-efficient.

The Company is completing its Series 2 prototype. The Series 2 uses a Pratt + Whitney R2800 engine. The Series 2 prototype prime mover has been operated and is currently being mated to a standard 1MW generator to make a genset. The unit has been run and upgraded but the Company awaiting the receipt of some updated parts.  After of such parts, the Company will be bench test the Series 2 prototype prime mover and develop up-to-date data. The Company expects it to operate with more efficiency and will bench test with better test results than the Series 1 prototype due to improvements that Pratt + Whitney made in the design of the engine, itself, as well as improvements that have been added to the design of our genset.

After completion of the prototype and the bench testing, the company will be able to begin to market the Series 2 PDIGenSet.

On February 28, 2011, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 for the offer and sale of up 16,000,000 shares of Common Stock by the Company at $0.15 per share and for the offer of 67,318,500 shares of Common Stock by the holders of those shares at $0.15 per share. The Company has amended its registration to include only the registration of the 67,318,500 shares of Common Stock by the holders thereof.   The registration statement has not been declared effective and no sales have been made.

Overview

The Company plans to manufacture, install, maintain and lease its own portable electrical power equipment (for which the Company has applied for a patent). The Company plans to manufacture portable electrical power equipment intended to be installed at client locations. The Company will own, maintain and lease the equipment to the customer who will use it to produce its own supplemental electrical power. The Company’s products are intended to be portable, easy-to-use units that can be conveniently redeployed in various locations around the world. The Company’s units can also be assembled and combined to produce power centers providing up to 50 megawatts of power. The Company’s headquarters are located in Warwick, Rhode Island and operates a manufacturing facility in Bridgewater, Massachusetts.

The Company will market its products in locations where inexpensive electrical power is needed and clean energy powered electrical equipment is needed and/or required.

Plan of Operations

The Company’s s strategy is to pursue selected opportunities in markets where inexpensive and environmentally friendly power sources are needed and/or required.

Results of Operations: -Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010:

Revenues

Powerdyne International, Inc. did not generate revenues during the six months ended June 30, 2011.

Total operating expenses

During the six months ended June 30, 2011 and 2010 total operating expenses were $815,335 and $1,125, respectively.  The increase related to the selling, general and administrative expenses was approximately $744,000.  This increase resulted primarily from the increase in salaries accrued but not paid to Officers and directors of approximately $147,000, employee stock compensation of approximately $495,000, consulting, professional and outside services of approximately $46,000, wages and salaries paid of approximately $18,000, legal and accounting fees of approximately $32,000 and travel expenses of approximately $12,000.

Net loss

During the Six months ended June 30, 2011 and 2010, the net loss was $815,335 and $1,125, respectively.

Liquidity and Capital Resources

As of June 30, 2011 and 2010, Powedyne International, Inc. Inc. had working capital deficit of approximately ($47,320) and ($37,078) respectively.  The decrease in working capital in 2011 of approximately $10,000 resulted primarily from purchases of fixed asset equipment.  For the period from June 30, 2010 to June 2011, Powerdyne International, Inc. had approximately $80,000 of net cash increase. The cash provided (used) by operations of approximately ($230,000) was primarily due to net loss from operations of $815,000 less add backs of approximately $495,000 of employee stock compensation and approximately $105,000 of accrued but unpaid expenses. Of the total cash provided from financing activities of approximately $413,000, approximately $102000 was used to purchase equipment and remaining amount for working capital and operating activities.

For the period from February 2, 2010 (inception) to June 30, 2011, Powerdyne International Inc. had approximately $82,000 of net cash increase. The cash provided (used) by operations of approximately ($340,000) was primarily due to net loss from operations of $962,000 less add backs of approximately $495,000 of employee stock compensation and approximately $148,000 of accrued but unpaid expenses. Of the total cash provided from financing activities of approximately $543,000, approximately $124,000 was used to purchase equipment and remaining amount for working capital and operating activities.

Powerdyne International, Inc. expects to secure its first sales contract during the next year ended December 31, 2011. This should provide the company with sufficient cash flow to continue operations without seeking additional investor funding and/or debt financing.  The Company anticipates this contract will produce approximately $750,000 in revenues and approximately $100,000 in net income.  However, there can be no assurance that the sales contract will be secured during the period, if at all. If Powerdyne International, Inc. is not successful in generating sufficient revenues and sales contracts, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts during the reporting periods.  Actual results could differ from those estimates. Significant estimates and assumptions included in Powerdyne International, Inc.’s financial statements relate to estimate of loss contingencies and accrued other liabilities.

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2011 and 2010, the carrying value of certain financial instruments such as accounts receivable, accounts payable, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

Impairment of Long-Lived Assets

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

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-19 (“ASU 2010-19”), New and Enhanced Disclosures about Fair Value Measurements. ASU 2010-06 provides amendments to FASB ASC 820-10 that requires new fair value disclosures and clarifies existing fair value disclosures required under FASB ASC 820-10. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective now. The adoption of the new provisions within ASU 2010-19 did not have a material impact on our consolidated financial position, results of operations, cash flows, or disclosures.

Other recent accounting pronouncements issued by the FASB and the AICPA did not, or are not believed by management to, have a material impact on Mediamatic Ventures, Inc.’s present or future financial statements.

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

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's president and principal financial and accounting officer conducted an evaluation of the effectiveness of the Company's internal control over financial reporting  as of December 31, 2010, and as of June 30, 2011, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission.  Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of June 30, 2011 based on those criteria.  A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Anton & Chia the independent registered public accounting firm, has not issued an attestation report on the effectiveness of the internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control procedures over financial reporting that were identified in connection with such evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Subsequent to the contribution of such shares and ending June 30, 2011, the Company issued 68,526,666 shares to officers, directors, and private investors pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering, as follows:

Edwin S. Barton, II	6,833,333
Stephen L. Caromile	6,000,000
Linda H. Madison	1,000,000
Eric Foster	18,000,000
57 Investors	37,193,333

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

POWERDYNE INTERNATIONAL, INC.

By: /s/ Dale P. Euga
Dated: August 11, 2011	President and Principal executive officer

By: /s/ Linda H. Madison
Dated: August 11, 2011	Principal financial officer