Form 10-K/A
period 2010-12-31
POWERDYNE INTERNATIONAL, INC.
filed 2011-09-22
CIK 1435617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 :

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Documents incorporated by reference:            None

PART I

ITEM 1.  BUSINESS

On December 11, 2010, 2,000,000 shares of common stock were issued to each of Tiber Creek Corporation and IRAA Fin Serv.  As part of a change in control effected on December 13, 2010, Greenmark Acquisition Corporation issued 200,000,000 shares of common stock to the following shareholders in the following amounts:

Dale P. Euga	188,000,000
Arthur M. Read, II, Esq.	12,000,000

On February 7, 2011, 84,526,666 shares of common stock were contributed by Dale P. Euga to the Company.  Mr. Euga received no remuneration or consideration therefor.  From February 8, 2011 to March 31, 2011, 68,526,666 shares of common stock were sold by the Company to various shareholders pursuant to previous subscription agreements to purchase or acquire shares or in connection with shares issued to officers and/or consultants in connection with their services for the Company.

On February 7, 2011, Greenmark Acquisition Corporation merged with Powerdyne, Inc. (Nevada).  Powerdyne, Inc. ( Nevada) was formed in February 2010 in the State of Nevada and had limited operations.  Greenmark Acquisition Corporation was incorporated in the State of Delaware in September 2006 and was a development stage company.  As part of that merger, Greenmark Acquisition Corporation, the surviving corporation, changed its name to Powerdyne International, Inc. (the "Company"). The merger was effectuated as a statutory merger, and a certificate of merger was filed in the State of Delaware effecting the transaction.

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

The Company’s product ‘genset’ unit (PDIGenset) is a self contained generator that is powered by a modified radial air cooled engine to drive a minimum of a 1-megawatt generator. The entire unit, which runs on natural gas or propane, is compact, lightweight and clean burning.   As a result, the unit produces extremely low emissions and is extremely energy-efficient.

To meet the demand for a reliable and powerful prime mover, the concept of using a radial air cooled direct drive motor was the obvious starting point for the Company’s research and development efforts.  From there, new internal mechanical components, fuel delivery systems, and a highly advanced electrical component package have been designed, fabricated and tested to create an extremely efficient and powerful engine that has a 16,000 hour (minimum) performance capacity on gaseous fuels.  The engine casing has been redesigned to operate in a multi-fuel capacity with natural gas being the most common application.  The radial design allows for efficient operations with a very compact unit.  As a result of the specialized fuel delivery system and special lubricants, the engine has full power capabilities up to 20,000 feet above sea-level without de-rating.  The radial concept also provides immediate access to any section of the motor should an isolated adjustment or repair be needed.  Other efficiencies of this type of motor include condensed configuration, weight benefits, rebuild/refit characteristics, physical small size, the availability of core parts, minimal manpower needs for handling and component interchange characteristics.

The basic product unit, the PDIGenset, produces 1-megawatt of power 24 hours a day, 7 days a week, all year round, and has an expected operational life of 20,000 hours before rebuild or replacement of the prime mover.  Units can be leveraged to produce up to 10-megawatts (recommended for small power plants) for each power source block.

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

The idea for using an air cooled radial engine to drive a generator posed operating difficulties due to the fact that the engine was not designed to run on gaseous fuels.  Therefore, a completely new system for delivering a gaseous fuel to the engine had to be invented and developed.  The Company's president and promoter, Dale P. Euga, pioneered a new system capable of delivering the gaseous fuel to the engine. Further testing and modifications have produced a solid state unit that efficiently delivers the fuel to the engine, resulting in a strong and reliable engine that can operate on any gaseous fuel with a sustained engine life and maximum horsepower.

The basis of the Company’s overall business is founded on the ability to produce electrical power using proprietary technology to power electrical generation equipment which generates electricity at a much lower cost than the existing means of producing or providing primary electric power. The Company expects that the difference between its cost to produce electrical power and the current billing rate of existing local utility providers presents a sizable cost savings for customers and revenue opportunity for the Company.

The Company has recently completed the building of a prototype of the PDIGenset.  Previously, prior to the formation of the Company, the Company’s founder and CEO independently produced and tested an earlier version of the current prototype.

Prototypes

The current prototype (designated as a Series 2 prototype) has completed the final phases of testing.  The earlier version of the prototype (Series 1 prototype) was tested and results obtained from the bench testing of this earlier Series 1 prototype version.

The testing of the Series 1 prototype occurred in 2006 and consisted of tests related to fuel consumption, oil consumption, cylinder head temperature, oil temperature, and torque.  The tests were recorded in an engine log book in 2006.  Such tests were performed by Anderson Aeromotive (a Federal Aviation Administration certified engine repair and overhaul facility) in Grangeville, Idaho.  The findings from these tests are used herein by the Company as a basis to its financial assumptions, business model, product estimates and overall business plan.  Subsequent to these tests, the Series 1 version of the prototype was disassembled; however, the Company has retained all of the relevant test results from the Series 1 prototype. The Series 1 prototype was disassembled by the Company as a precautionary measure to ensure that a third party could not discover or misappropriate the prototype system.  The disassembled Series 1 prototype remains stored in Idaho for the Company.

The Series 1 prototype used an earlier version of an air cooled radial aircraft engine; however, the Company believes that the test results did confirm the business model that the Company currently intends to pursue. At present, the Company has completed the major construction of its Series 2 prototype. The Series 2 prototype uses a later model of the aircraft engine used in the Series 1 prototype.  The Series 2 prototype (as tested) operates with greater efficiency, and has produced better bench test results, than the Series 1 prototype, due to the improvements in the design of the aircraft engine being used as well as improvements made by the Company to the design of the prototype itself.

During 2011, the Company developed and tested a variety of components (transmission elements) to have the engine effectively and efficiently drive the generator of the Series 2 prototype.  The Company recently completed a fully operational factory Series 2 prototype, which is test certified and ready as a demonstration unit. This unit is available for any prospective customer to view in full operational capacity. In addition, the Series 2 prototype is ready to be manufactured for customer upon placement of customer orders.

Markets

The initial deployment concept of the business is focused on large niche markets where the existing production of electricity comes at a very high cost.  The Company’s ability to generate this electricity so efficiently with its product unit, at a reasonable cost, is as a result of the efficiencies of the Company’s prime mover (engine) and the other components of the system.

The Company intends to market and distribute its products worldwide.  However, initially the Company has directed its plan of initial operations and market entry to the State of Alaska, the Commonwealth of Puerto Rico and the nation of the Dominican Republic.

As it intends to provide remote, independent and cost efficient primary electrical power generating systems, the Company’s potential customers include a variety of small independent utility companies, mining operations, manufacturing centers, and commercial enterprises worldwide.  The Company plans to build portable generator equipment specific to its clients’ specifications which thereafter generates electrical power for the customer to run its facility, operation or other power needs.  The Company expects that in many markets any excess electricity generated can be sold by the customer to its primary electrical utility, thereby reducing the customer’s operating costs.

The applications for all PDIGenset units is primary or supplemental electrical power generation on site using the Company’s specially modified and remanufactured engine (green technology).  In addition, based on interchangeable component design, the Company’s products can operate in extreme operating conditions, such as frigid cold and at high altitudes.  The PDIGenset conveniently fits inside a standard shipping container.

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

The Market

The Company initially plans to enter selected target markets, namely Alaska, Puerto Rico, the Dominican Republic, the Caribbean Basin and South America.

The Company’s market is global and the primary use of the PDIGenset is focused toward commercial, manufacturing and mining operations, and any other existing independent power generation application that employs a diesel engine to drive a generator.  Most mine operations, especially in South America, are over 5,000 feet above sea level and in remote locations.  At these high altitudes several diesel engines are required to run a single generator whereas only one of the Company’s genset units would be needed to drive the same generator.  The Company intends to lease power stations that allow customers to generate electricity on a 24/7 basis and deliver that power, in concert with existing utility companies, into their existing grids.

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

Competition

The Company believes that because of the operational characteristics of its engine and systems the PDIGenset is positioned to compete effectively against other genset manufacturers, all of whom produce standard diesel driven gensets.  Other power production systems involving wind turbines, jet (gas) turbines, steam, coal-fired, and hydroelectric are not a competitive factor because of the size of the systems and the high capital cost of constructing these systems.

Cummings, Morse Diesel, Kohler, Volvo and Detroit Diesel also make engines that produce enough horsepower to drive respective competing 1- megawatt generators, however, all of these products are diesel equipment or diesel with natural gas augmentation or conversion.  Diesel engines have been abundantly available since the 1910s and diesel fuel was cheap until the late 1990s.  The basic radial engine is mature technology but was unable to operate efficiently on natural gas or propane.  Aviation fuel cost three to ten times more than diesel fuel, and, hence, radial engines were not used as prime movers.

The Company has  developed a solid state, self contained unit (GFD System, patent pending) which first made radial engines a viable alternative to diesels because they could now run efficiently on natural gas, propane, methane, ethane, hydrogen, and bio-fuels. The Company’s product unit inherently provides maximum flexibility and performance, which the Company believes differentiates the product units from competing products and solutions.  Accordingly, the Company believes that its product unit is unique and offers a compelling value proposition not currently available in the marketplace.

Intellectual Property

The Company’s intends to protect its intellectual property, trade secrets and proprietary methods and processes.

The Company has applied for a use patent for its product system.  This application (#12/662,233), which is currently still pending, was submitted to the U.S. Patent and Trademark Office.

The Company also plans to apply for an additional U.S. patent for a fuel delivery system.  The Company plans to file this patent application in the near future.

Research and Development

The executive officers, advisors and consultant of the Company have a long history of experience and practical application in aircraft technology and have brought their respective and collective knowledge to address the needs for primary electrical power generation in remote locations or extreme conditions.  To meet this demand, the concept of using a radial air cooled direct drive motor was the obvious starting point.  From there, new internal mechanical components, fuel delivery systems, and a highly advanced electrical component package has been designed, fabricated and tested to create an extremely efficient and powerful engine.   The radial design allows for efficient operations with a very compact unit.  The radial concept also provides immediate access to any section of the motor should an isolated adjustment or repair be needed.

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

Employees

The Company presently has three (3) employees and a total of five (5) executive officers.  Mr. Euga, Mr. Caromile and Ms. Madison receive a salary; the remaining officers receive no salaries or other compensation.  The remaining officers will not receive any compensation until, and if, the Company raises or procures adequate capital (through operations, financings or otherwise) to pay such compensation.  Of the Company’s officers, only Mr. Euga, Mr. Barton and Mr. Caromile are employed by the Company in a full-time capacity.  The Company has no other employees but expects that it will hire additional personnel upon raising additional capital and as the Company expands.

Subsidiaries

The Company has no subsidiaries.

Distribution

The PDIGenset unit can be fitted comfortably inside an 8’x8’x 30’ (40’ with a survival chamber) box; about the size of a shipping container or medium size box truck.  This compact size allows for easy handling, transport and delivery, and thereby also making the unit ideal for a portable power station, even on the back of a truck, if necessary, anywhere in the world.

The Company intends to ship product units around the world, FOB Massachusetts.  Delivery time for most product units to any location can be as quick as 90 days from initial order to full operation on site based on the availability of generators.  Upon arrival at the user’s site, the package can be easily off-loaded, maneuvered, and interfaced with the existing power configuration.

Reports to Security Holders

In 2008, the Company (as Greenmark Acquisition Corporation) filed a Form 10-SB registration statement pursuant to the Securities Exchange Act of 1934 and is a reporting company pursuant such Act and files with the Securities and Exchange Commission quarterly and annual reports and management shareholding information. The Company intends to deliver a copy of its annual report to its security holders, and will voluntarily send a copy of the annual report, including audited financial statements, to any registered shareholder who requests the same.

The Company's documents filed with the Securities and Exchange Commission may be inspected at the Commission's principal office in Washington, D.C. Copies of all or any part of the registration statement may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street N.E., Washington, D.C. 20549. Call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms.  The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. All of the Company’s filings may be located under the CIK number 0001435617.

ITEM 2.  PROPERTIES

The corporate headquarters of the Company are located in Warwick, Rhode Island.  In the near future, the Company plans to open an additional regional office in San Juan, Puerto Rico. These locations will initially be administrative in nature and eventually expand as the market demands to become fabrication sites.

All engines will be built in an engine shop in Massachusetts for the purpose of quality control.  Originally, the Company had planned to conduct manufacturing out of the premises owned by Bigelow Electric Co. in Worcester, Massachusetts.  Recently, the Company instead decided to use the manufacturing factory of Imperia Corporation located in West Bridgewater, Massachusetts.  The Company currently occupies a portion of these premises, and will be entering, but has not yet entered, into a short-term lease for the premises.  The expected term of the lease will be for three months at a rate of approximately $300.00 per month.  The lease is expected to be renewable in three-month terms for up to five years, at the Company’s discretion.  The Company will also have the ability to choose as part of its anticipated lease for rent to accrue in arrears until such time as the Company has sufficient cash or chooses to pay rent balances.  Imperia Corporation is owned by Mr. Barton, an officer of the Company.

As the orders for products increase, it would become logistically prudent to have an assembly site in Puerto Rico and Alaska to serve the needs in those regions.  Engines will continue to be manufactured in Massachusetts. The Company believes that the importance of quality control for the production of the engines cannot be understated.   The Company believes that its manufacturing facilities and arrangements thereof are sufficiently adequate to allow the Company to undertake its operations and business in the near term.

ITEM 3.  LEGAL PROCEEDINGS

There are currently no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party, except as set forth directly below.

The Company has asserted a claim against a former employee for $5,000.00 for funds advanced to the former employee.  The former employee has asserted a claim against the Company in response. It is the opinion of the Company’s legal counsel that the former employee’s claim is meritless and is only an attempt to avoid paying the Company’s demand for $5,000.00.

ITEM 4.  (Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the Company’s common stock.  The Company has filed with the Securities and Exchange Commission a registration statement on Form S-1 pursuant to the Securities Act of 1933 for the offer and sale by selling shareholders of up to 69,818,500 shares of its common stock.  The registration statement is not yet effective and the Company cannot predict when, if at all, such registration statement will become effective.  The Company will not receive any proceeds from the offering.

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

The Company is a development stage company and was incorporated in the State of Delaware in September 2006 and merged with Powerdyne, Inc., a Nevada corporation in February 2011.  As Greenmark Acquisition, the Company  had no operations or specific business plan until the merger which is subsequent to the date of this report, the information discussed below speaks to the Company subsequent to the date of the merger and references to the financial condition are to Powerdyne Nevada, which merged into the Company as a result of the merger.

From Powerdyne Nevada's inception  (February 2, 2010) through December 31, 2010, it had no revenues and incurred operating losses of $146,270.  Powerdyne Nevada focused its efforts on conducting product research and development.

Revenues

Currently, the Company has no revenues and has not realized any profits.  In order to succeed, the Company needs to develop a viable strategy to market and distribute its products to end customers.  The Company has developed a marketing strategy that it believes will lead to near-term revenues in the Caribbean Basin, and thereafter, in Alaska and South America.

The Company has filed with the Securities and Exchange Commission a registration statement on Form S-1 for the sale by selling shareholders of 69,818,500 shares of the common stock of the Company at an offering price of $0.15 per share.  The offering has not yet been declared effective and no sales have been made pursuant to such offering.  The Company will not realize any proceeds from the offering.

In order to succeed, the Company needs to develop a viable strategy to market and distribute its products to end customers.  The Company has developed a marketing strategy that it believes will lead to near-term revenues in the Caribbean Basin, and thereafter, in Alaska and South America.

Equipment Financing

The Company has a written engagement letter with MBA, by which MBA will act as the Company’s financial advisor to assist the Company in establishing a $5.0 million equipment financing program.  If such an equipment financing facility is ultimately established, the program would allow the Company to potentially obtain its needed equipment financing.

The Company is also in the process of attempting to secure a commitment to provide financing for the construction of equipment subject to contract orders should the Company need any additional financing.  This arrangement (if consummated) will position the Company on sound financial footing by bolstering the financial capability of the Company to meet its manufacturing commitments and schedules.  The funds would be provided on a contract by contract basis wherein 65% of the total unit cost would be made available as a credit line with a UCC commercial lien on the unit.  The terms of each order would provide that the buyer pay 55% of the unit cost at contract signing, 35% upon completion of construction and bench test certification, and the 10% balance upon installation and start-up.

Pricing

PDIGenset is priced to meet the customer’s needs. A 1-megawatt PDIGenset will be leased for a five year term, pursuant to a Master Equipment Lease that will provide for an initial deposit of $750,000, a monthly maintenance fee calculated at the rate of $0.015/kilowatt-hour and a monthly lease calculated at a rate per kilowatt-hour which will be dependent upon local fuel cost.  In any event, the Company anticipates that the cost to the customer will be substantially lower than that which the customer is then paying to any local utility provider.

Potential Revenue

The Company’s primary source of revenues in the near term will be from leases or payment streams based on the Company’s product units.  The Company’s business model proposes that each product unit be leased to a third party that will be responsible for the payment to the Company on a leasehold basis for each location.

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

The Company’s activities will necessitate significant uses of working capital beyond 2011.  Near term capital requirements will include employee costs, prototype refinement and testing costs and sales and marketing costs, and such expenses are expected to total approximately $7,000 per month in the near-term.  Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s continued research and development efforts and the status of competitive products.  The Company plans to continue financing its operations with cash received from financing activities.  The Company currently incurs, and expects to continue to incur, a monthly cash expense of approximately $3,000 to $5,000 (which consists of minimal employee costs and a minimal level of prototype testing and refinement activity).

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company.

Discussion of Period Ended December 31, 2010

The Company incurred a net loss of $146,270 for the period ended December 31, 2010, with general and administrative expenses of $146,270.  The Company received no revenue in such period.

Selling, general and administrative expenses for the period ended December 31, 2010 were $146,270, with total selling, general and administrative expenses from inception to December 31, 2010 totaling $146,270.  These amounts consisted of: $75,000 for professional services (primarily related to the Company’s plans to become a public company and seek public registration of its securities); $26,280 for legal and accounting services; $14,000 for consulting services; and the remainder for a variety of items (including automobiles, employee salaries and expenses, materials, travel and supplies).

Liquidity. The Company received $130,985 from the private sale of its stock in the period from February 2, 2010 (inception) to December 31, 2010.  The Company has no continuous methods of generating cash.

Capital Resources. The Company did not incur any capital expenditures other than the purchase of machinery and equipment in 2010 in the aggregate amount of $21,793.

Results of Operations. The Company completed no sales and received no revenues in the period from inception through December 31, 2010.  The Company does not anticipate that it will generate revenue sufficient to cover its operating expenses until the close of this offering and the development of its business plan.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

           The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced
Dale P. Euga	64	Chief Executive Officer, President and Director; Promoter	2010
Arthur M. Read, II, Esq.	65	Vice President, Assistant Secretary, General Counsel and Director	2010
Edwin S. Barton, II	65	Chief Operating Officer	2010
Stephen L. Caromile	30	Vice President, Lead Engineer	2010
Linda H. Madison	64	Secretary	2011

Dale P. Euga

Dale P. Euga serves as the chief executive officer, president and a director of the Company, and is a promoter of the Company.  From 1967 to 1971, Mr. Euga served in the United States Army completing his service as commander of a Special Forces A-Team and retiring with a distinguished and honorable record.  Mr. Euga graduated in 1976 from The Boston Architectural College with a degree in Architecture. From 1976 through 1988, Mr. Euga taught a design studio at the Boston Architectural College.  He became a Registered Architect in 1980 and was further NCARB Certified in 1985 while owning and managing a very successful architectural firm in Boston.  In 1988 Mr. Euga formed ComVest International Inc., which was responsible for the Organization and Financial Management for International Projects such as the overview of the construction of Mersa-Matruh Power and Desalination plant for the Government of Egypt. Mr. Euga also directly arranged acquisition and construction financing and oversaw the construction of industrial, manufacturing and resort facilities in Panama, Netherlands, Belize, Bermuda and Spain, in addition to Mr. Euga worked as the coordinator and overseer for the lenders.  In 1996 in concert with ComVest International Inc. Mr. Euga founded and managed Suburban Mortgage Company and built the company into 60 brokers, 12 processors, and 18 insurance agents plus a quality control team, and administrative staff. This complete full spectrum financial service company with 92 employees was acquired by Directors Mortgage Company (CA) in 2002. From 2002 until the formation of Powerdyne, Inc., a Nevada company, Mr. Euga was focused on independently developing the underlying product concepts related to the PDIGenset.  Since the inception of Powerdyne, Inc., a Nevada company, Mr. Euga has focused on specializing on the company's primary design and technological development of the engine and support systems and development and testing of fuel systems in support of the application to power generation.  He has also been involved with the company organization and facilities procurement including client development, development of key staff, and continuing research and development of engine and electrical components.   Mr. Euga remains very active with the Special Forces Association in Rhode Island and Massachusetts.

Arthur M. Read, II, Esq.

Arthur M. Read, II, Esq., serves as vice president, general counsel and as a director of the Company.   Mr. Read received his Bachelor of Arts degree from Bethany College in 1968, and his Masters of Arts from University of Rhode Island in 1971 and his Juris Doctor from Boston University in 1972. From1972-2001, Mr. Read started as an Associate, then stockholder and Vice-President of Gorham & Gorham, an established Rhode Island law firm, at which he was engaged in the general practice of law with an emphasis on litigation, family law and divorce litigation, extensive appellate practice, commercial and business matters, municipal law (including representation of municipalities and school committees, municipal boards and agencies), negligence, estate planning and administration.  From 1974-75, Mr. Read was appointed by the Hon. Richard J. Israel (Ret.) (then Attorney General and, later, Associate Justice of the Superior Court) as a Special Assistant Attorney General.  In 2001, Mr. Read formed his own law practice.  Mr. Read is admitted to Rhode Island Supreme Court; United States District Court, District of Rhode Island; United States Supreme Court; United States Tax Court; and United States Court of Appeals. Mr. Read is a member of the Rhode Island Bar Association, Rhode Island Trial Lawyers’ Association, and American Trial Lawyers’ Association.

Edwin S. Barton, II

Edwin S. Barton II serves as chief operating officer of the Company.  Mr. Barton is a seasoned corporate executive with 35 years of professional experience.  Previously, he served as Vice President and Director of Rico, Inc., a Rhode Island manufacturing company, and President of Imperia, Inc., a Massachusetts millwork and high-end manufacturer and distributor.

Stephen L. Caromile

Stephen L. Caromile serves as vice president and lead engineer of the Company.  Mr. Caromile received a Bachelor’s degree in Mechanical Engineering from the Wentworth Institute of Technology in 1997.  From 1997 to 2000, Mr. Caromile was a process engineer and cell manager for the repair of jet turbine components at Chromalloy in California.  In 2001and 2002, Mr. Caromile was associated with Hamor & Associates in Maine.  From 2002 to 2010, Mr. Caromile was a design engineer for land use planning with CES, Inc. in Maine.  In this capacity, Mr. Caromile completed land development plans for sub-division and also participated in safety management, information technology and field surveillance.  Since 2010, Mr. Caromile has worked with the Company and has designed and engineered components of the Company’s products and systems, including supervising fabrication and production of the prototype unit.

Linda H. Madison

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

Committees and Terms

The Board of Directors (the “Board”) has not established any committees.

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

Legal Proceedings

There are currently no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party, except as set forth directly below.

The Company has asserted a claim against a former employee for $5,000.00 for funds advanced to the former employee.  The former employee has asserted a claim against the Company in response. It is the opinion of the Company’s legal counsel that the former employee’s claim is meritless and is only an attempt to avoid paying the Company’s demand for $5,000.00.

ITEM 11.  EXECUTIVE COMPENSATION

Description of Compensation Table

Name/Position	Year	Annual Payments Salary	Annual Payments Made	Aggregate Accrued Salary Since Inception	Bonus	Stock & Options	Compensation Plans	All Other Compensation	Annual Compensation Total
Dale P. Euga	2011	$0	0	62,500	0	0	0	0	0
President	2010	$0	0	0	0	0	0	0	0

During 2011, accrued compensation is due to the Company’s management in the total amount of $146,814.77, representing the total from accruals of compensation made for each of the five executive officers during the first quarter of 2011.  As of April 1, 2011, no further accruals of compensation have been made or are planned to be made.  With respect to executive officers other than the principal executive officer, no such executive officer has received cash compensation in excess of $100,000 in the Company's fiscal year which ended as of December 31, 2010.  Upon successful completion by the Company of a public offering in the future, however, certain management personnel will receive such compensation as is discussed below in “Anticipated Officer and Director Remuneration”.

Other than as discussed herein with respect to Mr. Euga, Mr. Caromile and Ms. Madison, there are no current plans to pay or distribute cash or non-cash bonus compensation for fiscal year 2011 to officers of the Company. However, the Board of Directors may allocate salaries and benefits to the officers for fiscal year 2011 and thereafter in its sole discretion.  No such person is subject to a compensation plan or arrangement that results from his or her resignation, retirement, or any other termination of employment with the company or from a change in control of the company or a change in his or her responsibilities following a change in control.  The members of the board of directors may receive, if the board of directors so decides, a fixed fee and reimbursement of expenses, for attendance at each regular or special meeting of the board of directors, although no such program has been adopted to date. The Company currently has no retirement, pension, or profit-sharing plan covering its officers and directors; however, the Company plans to implement certain such benefits after sufficient funds are realized or raised by the Company (see “Anticipated Officer and Director Remuneration” below.)

Employment Agreements

The Company has entered into employment agreements with each of its officers.  In addition, each of Mr. Euga, Mr. Caromile and Mrs. Madison are currently being paid a salary in order to ensure their respective availability to the Company.

Anticipated Officer and Director Remuneration

Other than as set forth above, the Company has not paid any compensation to any officer or director. The Company intends to pay annual salaries to all its officers and will pay an annual stipend to its directors when, and if, it completes a primary offering for the sale of securities.  At such time, the Company anticipates offering cash and non-cash compensation to officers and directors.

Although not presently offered, the Company anticipates that its officers and directors will be provided with a group health, vision and dental insurance program at subsidizes rates, or at the sole expense of the Company, as may be determined on a case-by-case basis by the Company in its sole discretion.  In addition, the Company plans to offer 401(k) matching funds as a retirement benefit, paid vacation days and paid holidays.

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

A partner in the law firm which acts as counsel to the Company is the sole owner and director of Tiber Creek Corporation which owns 2,500,000 shares of the Company's common stock.

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

POWERDYNE INTERNATIONAL, INC.

	By:	/s/ Dale P. Euga
President and Principal executive officer
Dated: September 20, 2011

	By:	/s/ Linda H. Madison
Principal financial officer

Dated: September 20, 2011

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

Dale P. Euga	Director	9/20/2011

Arthur M. Read, II, Esq.	Director	9/20/2011