Form 10-Q
period 2011-09-30
POWERDYNE INTERNATIONAL, INC.
filed 2011-11-30
CIK 1435617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company  (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at September 30, 2011

Common Stock, par value $0.0001	191,500,000 shares

Documents incorporated by reference:            None

PART I

ITEM 1.	FINANCIAL STATEMENTS

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2011

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEET

	September 30, 2011	December 31, 2010
	(unaudited)

ASSETS

Current Assets:
Cash	$46,587	$2,059
Prepaid expenses	5,226	1,817
Advances to stockholder	16,096	4,369
Total current assets	67,909	8,245

Propery and Equipment
Property and equipment, net	134,889	21,793

Total Assets	$202,798	$30,038

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$131,877	$42,348
Advances from Greenmark Acquisition Corp	-	-
Advances from stockholder	4,775	2,975
Total current liabilities	136,652	45,323
Total Liabilities	136,652	45,323

Stockholders' Equity:
Common stock; $0.0001 par value; 300,000,000 shares
authorized, 191,500,000 shares issued and outstanding
as of September 30, 2011 and 205,000,000 shares issued and
outstanding as of December 31, 2010	19,150	20,500
Common stock subscribed	-	191,900
Additional paid-in capital	1,049,450	140,500
Common stock subscritions receivable	-	(61,915)
Accumulated deficit	(1,002,454)	(306,270)
Total Stockholders' Equity (Deficit)	66,146	(15,285)

Total Liabilities and Stockholders' Equity (Deficit)	$202,798	$30,038

Page 2	The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS

	For the three	For the three	For the nine	For the nine	For the period from
	months ended	months ended	months ended	months ended	February 2, 2010 (inception)
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	to September 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$-	$-	$-	$-	$-
Operating expenses
Selling, general and administrative	49,892	38,060	694,272	39,303	1,000,542
Total operating expenses	49,892	38,060	694,272	39,303	1,000,542

Loss from operations	(49,892)	(38,060)	(694,272)	(39,303)	(1,000,542)

Income tax expense	956	—	1,912	-	1,912

Net loss	$(50,848)	$(38,060)	$(696,184)	$(39,303)	$(1,002,454)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	190,608,696	188,000,000	191,890,110	188,000,000

Page 3	The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the period from February 2, 2010 (Inception) to June 30, 2011

				Additional			Total
	Common Stock		Common Stock	Paid-In	Common Stock	Accumulated	Stockholders'
	Shares	Amount	Subscribed	Capital	Subscriptions Receivable	Deficit	Equity (Deficit)

Balance, February 2, 2010 (Inception)	1,000,000	$100	$-	$900	$-	$-	$1,000

Common stock subscribed	-	-	191,900	-	(61,915)	-	129,985

Stock issued for change in control	188,000,000	18,800	-	(18,800)	-	-	-

Stock issued for services	16,000,000	1,600	-	158,400	-	-	160,000
							-
Net loss	-	-	-	-	-	(306,270)	(306,270)

Balance, December 31, 2010	205,000,000	$20,500	$191,900	$140,500	$(61,915)	$(306,270)	$(15,285)

Recapitalization shares contributed from reverse merger agreement	(84,526,666)	(8,453)	-	8,453	-	-	-

Issuance pursuant to merger agreement for services - fair valued	32,500,000	3,250		321,750	-	-	325,000

Issuance per cash considerations in relation to the stockholder subscription	36,026,666	3,603	(191,900)	523,997	(102,200)	-	233,500

Net loss	-	-	-	-	-	(576,043)	(576,043)

Balance, March 31, 2011 (unaudited)	189,000,000	18,900	-	994,700	(164,115)	(882,313)	(32,828)

Common stock issued	500,000	50	-	14,950	164,115	-	179,115

Net loss for the quarter	-	-	-	-	-	(69,293)	(69,293)

Balance, June 30, 2011 (unaudited)	189,500,000	$18,950	$-	$1,009,650	$-	$(951,606)	$76,994

Common stock issued	2,000,000	200	-	39,800	-	-	40,000

Net loss for the quarter	-	-	-	-	-	(50,848)	(50,848)

Balance, September 30, 2011 (unaudited)	191,500,000	$19,150	$-	$1,049,450	$-	$(1,002,454)	$66,146

Page 4	The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS

	For the nine	For the nine	From February 2, 2010
	months ended	months ended	(Inception) to
	September 30, 2011	September 30, 2010	September 30, 2011
	(unaudited)	(unaudited)
Operating Activities:
Net loss	$(696,184)	$(39,303)	$(1,002,454)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	66	-	66
Stock compensation	325,000	-	485,000
Changes in operating assets and liabilities:
Advances to stockholder	(11,727)	(2,034)	(16,096)
Advances from stockholder	1,800		4,775
Prepaid expenses	(3,409)	(17,709)	(5,226)
Accrued expenses	89,529	20,239	131,877
Net cash used by operating activities	(294,925)	(38,807)	(402,058)

Investing Activities:
Organization expense	-	-
Purchase of equipment	(113,162)	(21,793)	(134,955)
Net cash used by investing activities	(113,162)	(21,793)	(134,955)

Financing Activities:
Related parties	-	1,000	1,000
Proceeds from common stock	452,615	65,000	582,600
Net cash provided by financing activities	452,615	66,000	583,600

Net change in cash	44,528	5,400	46,587
Cash, beginning of period	2,059	-	-

Cash, end of period	$46,587	$5,400	$46,587

Page 5	The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011

1. ORGANIZATION

Powerdyne, Inc., was incorporated on February 2, 2010 in Nevada, and is registered to do business in Rhode Island and Massachusetts. On February 7, 2011, Powerdyne, Inc. merged with Powerdyne International, Inc., formerly Greenmark Acquisition Corporation, a publicly held Delaware shell corporation with minimal assets and no operations.

On December 13, 2010, Powerdyne International, Inc., formerly Greenmark Acquisition Corporation, filed an Amended and Restated Articles of Incorporation in order to, among other things, increase the authorized capital stock to 300,000,000 common shares, par value $0.0001 per share.  Unless the context specifies otherwise, as discussed in Note 2, references to the “Company” refers to Powerdyne International, Inc. and Powerdyne, Inc. after the merger.

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

2.  REVERSE MERGER ACCOUNTING

On February 7, 2011, Greenmark Acquisition Corporation, which was a publicly held Delaware shell corporation with no operations  merged with Powerdyne, Inc.,  Upon closing of the transaction, Greenmark Acquisition Corporation, the surviving corporation in the merger, change its name to Powerdyne International, Inc.,

The merger is being accounted for as a reverse-merger, and recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”).  Powerdyne, Inc. is the acquirer for financial reporting purposes and the Company is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Merger will be those of Powerdyne, Inc. and will be recorded at the historical cost basis of Powerdyne, Inc., and the financial statements after completion of the merger will include the assets and liabilities of the Company and Powerdyne, Inc., historical operations of Powerdyne, Inc. and operations of the Company from the closing date of the Merger.  Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the merger.

Page 6	The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011

In conjunction with the merger, the Company received no cash and assumed no liabilities from Greenmark Acquisition Corporation.  All members of the Company’s executive management are from Powerdyne, Inc.

3. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements primarily reflect the financial position, results of operations and cash flows of the Company (as discussed above).  The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period.  Amounts related to disclosures of December 31, 2010, balances within those interim condensed financial statements were derived from the audited 2010 financial statements and notes thereto filed on Form 8-K/A on April 5, 2011.

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

Development Stage and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage as defined in GAAP. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of September 30, 2011, the Company had an accumulated deficit from inception of $1,002,454.

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

Page 7	The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011

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

The Company’s financial instruments include cash. The estimated fair value of this instrument approximates its carrying amount.

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

Page 8	The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2011.

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

Equipment, net

Equipment is stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The machinery and equipment is currently classified as ‘construction in process’ and it is the Company’s policy to begin depreciation once the assets are placed into service.  Equipment is depreciated over the estimated useful life of ten years on straight-line basis when the assets are put into use.  Depreciation expense for the nine months ended September 30, 2011 and 2010 was $66 and $0, respectively, and $0 for the period from inception to December 31, 2010.

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

Page 9	The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011

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

Our tax provision determined using an estimate of our annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.  Taxes payable as of September 30, 2011 and December 31, 2010 was zero. Income taxes paid for the nine months ended September 30, 2011 and the year ended December 31, 2010 were $1,912 and $0, respectively.

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

Page 10	The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011

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

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same.   As of September 30, 2011, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share:

	Three months ended September 30, 2011	Nine months ended September 30, 2011

Loss available for common shareholder	$(50,848)	$(696,184)
Basic and fully diluted loss per share	(0.00)	(0.00)

Weighted average common shares outstanding - basic and diluted	190,608,696	191,890,110

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

Page 11	The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011

In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

5. EQUIPMENT - NET

Equipment, net consists of the following as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Motor vehicles	$1,976	$-
Machinery and equipment	132,979	21,793
Less accumulated depreciation	(66)	-

Total equipment - net	$134,889	$21,793

Machinery and equipment is stated at cost and depreciated on a straight-line basis over an estimated useful life of 10 years.  The machinery and equipment is currently classified as ‘construction in process’ and it is the Company’s policy to begin depreciation once the asset is placed into service.  Depreciation expense for the three and nine months ended September 30, 2011 and 2010 was $66 and zero, respectively.

6. COMMON STOCK

Pursuant to the terms and conditions of the merger on February 7, 2011 (see Note 1 and 2) each share of Powerdyne, Inc.’s common stock issued and outstanding immediately prior to the closing of the merger was exchanged for the right to receive 7,520 shares of Powerdyne International, Inc. common stock.

On December 11, 2010, the Company issued 2,000,000 shares of common stock to each of Tiber Creek Corporation and IRAA Fin Serv. for services rendered on behalf of Powerdyne Inc.  The shares were valued at their estimated fair value of $0.01 per share for a total compensation of $40,000.

Page 12	The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011

On December 13, 2010, the Company issued 188,000,000 to Dale Euga, the sole shareholder of Powerdyne Inc. The shares were issued to effect a change of control of the Company in anticipation of the merger that was eventually consummated with Powerdyne, Inc.

On December 13, 2010, the Company issued 12,000,000 shares of common stock to Arthur Read, II, Esq for services rendered on behalf of Powerdyne Inc.  The shares were valued at their estimated fair value of $0.01 per share for a total compensation of $120,000.

Starting in June 2010, the Company entered into various stockholder subscription agreements with private investors in order to provide working capital for the Company. The agreements were sold to private investors at $0.01-$0.03 per share in various share amounts.  The agreement stipulated that the shares of common stock would not be issued to the investors until the execution of the reverse merger agreement and subsequent Initial Public Offering.  During fiscal year 2010, the Company raised $191,900 from the stockholder subscription agreements for the purchase of 19,190,000 shares of common stock.  The Company had $61,915 in common stock subscription receivable as of December 31, 2010.  The 19,190,000 shares of common stock were issued on February 8, 2011.

On February 7, 2011, in connection with the merger, Dale Euga contributed 84,526,666 shares of common stock to the company which were then cancelled. Mr. Euga received no compensation for these shares.

On February 8, 2011, the Company issued 32,500,000 shares of common stock to employees and consultants for services.  The company recorded an expense of $325,000 based on an estimated fair value of $0.01 per share.

During the nine months ended September 30, 2011 the Company raised an additional $390,700 from the stockholder subscription agreements for the purchase of 19,336,664 shares of common stock. In total, the Company has raised $582,600 in cash from common stock subscriptions.

7. RELATED PARTY

From time to time, the Company advances amounts to stockholders, as well as receives payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature.  The balance of advances from stockholder was $4,775 as of September 30, 2011 and $2,975 as of December 31, 2010.  The balance of advances to stockholder was $16,096 and $4,369 as of September 30, 2011 and December 31, 2010, respectively. As stated in Note 10, the Company is negotiating with a related party regarding a real property lease arrangement for its manufacturing facilities. For the interim, the Company has agreed to reimburse this related party for utility expenses while the negotiations proceed. Amounts paid and accrued to the related party for the nine months ended September 30, 2011 and the year ended December 31, 2010 was $2,953 and $0, respectively.

Page 13	The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011

8. MEMORANDUM OF UNDERSTANDING

The Company entered into a Memorandum of Understanding (MoU) with Turning Mill, LLC, a Massachusetts company that has developed a business model that utilizes various federal and state renewable energy programs.  The MoU sets forth a framework for the companies to begin to collaborate in the clean, renewable energy market place.

9. COMMITMENTS AND CONTINGENCIES

Litigation

During the ordinary course of the Company’s business, it is subject to various claims and litigation. Management believes that the outcome of such claims or litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.

The Company is involved in a legal settlement with a former employee of the Company.  The Company is seeking reimbursement of expenses paid in the amount of $5,000.  The former employee is seeking further additional expenses incurred in the amount of $6,500.  It is the opinion of the Company’s legal counsel that the legal action is without merit and no accrual has been recorded for this claim.

10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 14, 2011, the date upon which the financial statements were issued.

The Company entered into an operating lease agreement for its manufacturing facilities with a related party on October 1, 2011. The initial term of the lease begins January 1, 2012 and ends
March 31, 2012. The Company has the option to renew the lease for an additional three month term beginning April 1, 2012. Additional three month terms are renewable at the Company’s option through December 2017. The Company shall pay this related party $300 per month, beginning January 1, 2012, for the term of the lease. In addition, The Company will be responsible for utilities used at this facility.

Page 14	The accompanying notes are an integral part of these condensed financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a development stage company and has no operating history and has experienced losses since its inception. The Company's independent auditors have issued a report questioning the Company's ability to continue as a going concern. The Company has not established a revenue source other than capital invested by shareholders and has had no sales nor received revenues since inception through September 30, 2011.

The Company plans to manufacture, install, maintain, own and operate patented portable electrical power generation equipment (“gensets”) intended to be installed at a client location. The Company has applied for a patent for its electrical power generation equipment. The Company will own, maintain and lease the equipment to the customer who will use it to produce its own supplemental electrical power. The products are intended to be portable, easy-to-use unit that can be conveniently redeployed in various locations around the world. The units can also be assembled and combined to produce power centers providing up to 50 megawatts of power.

The following discussion contains forward-looking statements, as discussed above. Please see the sections entitled "Forward-Looking Statements" and "Risk Factors" for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of Powerdyne International, Inc. financial condition and results of operations are based on the unaudited financial statements as of September 30, 2011, which were prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

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

The Company has recently completed a fully operational factory Series 2 prototype, which has been tested and is ready as a demonstration unit. This unit is available for any prospective customer to view in full operational capacity. In addition, the Series 2 prototype is ready to be manufactured for customers upon placement of customer orders.

On February 28, 2011, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 for the offer and sale of up 16,000,000 shares of Common Stock by the Company at $0.15 per share and for the offer of 69,818,500 shares of Common Stock by the holders of those shares at $0.15 per share. The Company has amended its registration to include only the registration of the 69,818,500 shares of Common Stock by the holders thereof. The registration statement has not been declared effective and no sales have been made.

Overview

The Company plans to manufacture, install, maintain and lease its own portable electrical power equipment (for which the Company has applied for a patent). The Company plans to manufacture portable electrical power equipment intended to be installed at client locations. The Company will own, maintain and lease the equipment to the customer who will use it to produce its own supplemental electrical power. The Company's products are intended to be portable, easy-to-use units that can be conveniently redeployed in various locations around the world. The Company's units can also be assembled and combined to produce power centers providing up to 50 megawatts of power. The Company's headquarters are located in Warwick, Rhode Island and operates a manufacturing facility in Bridgewater, Massachusetts.

The Company will market its products in locations where inexpensive electrical power is needed and clean energy powered electrical equipment is needed and/or required.

Plan of Operations

The Company's s strategy is to pursue selected opportunities in markets where inexpensive and environmentally friendly power sources are needed and/or required.

Results of Operations - The nine months ended September 30, 2011 compared to the nine months ended September 30, 2010:

Revenues

Powerdyne International, Inc. did not generate revenues during the nine months ended September 30, 2011 and 2010, respectively.

Total operating expenses

During the nine months ended September 30, 2011 and 2010 total operating expenses were $694,272 and $39,303, respectively.  The increase related to the selling, general and administrative expenses was approximately $655,000.  This increase resulted primarily from the increase in officers and director salaries of approximately $147,000, of which approximately $118,000 remains accrued and unpaid, employee stock compensation of approximately $325,000, consulting, professional and outside services of approximately $54,000, wages and salaries paid of approximately $30,000, legal and accounting fees of approximately $44,000 and travel expenses of approximately $12,000.

Net loss

During the nine months ended September 30, 2011 and 2010, the net loss was $696,184 and $39,303, respectively.

Liquidity and Capital Resources

As of September 30, 2011 and 2010, Powedyne International, Inc. had a working capital deficit of approximately $68,743 and working capital of $4,904, respectively.  The decrease in working capital in 2011 of approximately $73,000 resulted primarily from purchases of fixed asset equipment.  For the period from September 30, 2010 to September 30, 2011, Powerdyne International, Inc. had approximately $41,000 of net cash increase. The cash used by operations of approximately $295,000 was primarily due to net loss from operations of $696,000 less add backs of approximately $325,000 of employee stock compensation and the increase of approximately $90,000 of accrued but unpaid expenses. Of the total cash provided by financing activities of approximately $453,000, approximately $113,000 was used to purchase equipment and remaining amount for working capital and operating activities.

For the period from February 2, 2010 (inception) to September 30, 2011, Powerdyne International Inc. had approximately $47,000 of net cash increase. The cash used by operations of approximately $402,000 was primarily due to net loss from operations of $1,002,000 less add backs of approximately $485,000 of employee stock compensation and approximately $132,000 of accrued but unpaid expenses. Of the total cash provided from financing activities of approximately $583,000, approximately $135,000 was used to purchase equipment and remaining amount for working capital and operating activities.

Powerdyne International, Inc. anticipates that it may be able to effect its first sales contract during the year ended December 31, 2012 which would provide the Company with sufficient cash flow to continue operations without seeking additional investor funding and/or debt financing.  However, there can be no assurance that the sales contract will be secured during the period, if at all. If Powerdyne International, Inc. is not successful in generating sufficient revenues and sales contracts, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

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

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2011 and 2010, the carrying value of certain financial instruments such as accounts receivable, accounts payable, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

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

In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB and the AICPA did not, or are not believed by management to, have a material impact on Powerdyne International, Inc.’s present or future financial statements.

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

Between August 8 and August 22, 2011 the Company issued 2,000,000 shares to six investors pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering,

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

POWERDYNE INTERNATIONAL, INC.

	By:	/s/ Dale P. Euga
Dated: November 30, 2011	President and Principal executive officer

	By:	/s/ Linda H. Madison
Dated: November 30, 2011		Principal financial officer