Form 10-K/A
period 2010-12-31
POWERDYNE INTERNATIONAL, INC.
filed 2011-12-23
CIK 1435617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 2
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 :

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months  (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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

On February 7, 2011, 84,526,666 shares of common stock were contributed by Dale P. Euga to the Company.  Mr. Euga received no remuneration or consideration therefor.  From February 8, 2011 to March 31, 2011, 68,526,666 shares of common stock were issued by the Company to various shareholders pursuant to executed subscription agreements or in connection with shares issued to officers and/or consultants in connection with their services for the Company.

On February 7, 2011, Greenmark Acquisition Corporation merged with Powerdyne, Inc. (Nevada).  Powerdyne, Inc. (Nevada) was formed in February 2010 in the State of Nevada and had limited operations.  Greenmark Acquisition Corporation was incorporated in the State of Delaware in September 2006 and was a development stage company.  As part of that merger, Greenmark Acquisition Corporation, the surviving corporation, changed its name to Powerdyne International, Inc. (the "Company"). The merger was effectuated as a statutory merger, and a certificate of merger was filed in the State of Delaware effecting the transaction.

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

The testing of the Series 1 prototype occurred in 2006 and consisted of tests related to fuel consumption, oil consumption, cylinder head temperature, oil temperature, and torque.  The tests were recorded in an engine log book in 2006.  Such tests were performed by a Federal Aviation Administration certified engine repair and overhaul facility located in the State of Idaho.  The test results were measured at the engine’s design speed of 1,800 revolutions per minute by an in line Elster AL-425 Diaphragm Gas Meter, which measured a fuel burn rate of 6,900 cubic feet per hour (which converted to liquid gallons equals 69 gallons of liquid propane per hour).  The findings from these tests are used herein by the Company as a basis to its financial assumptions, business model, product estimates and overall business plan.  Subsequent to these tests, the Series 1 version of the prototype was disassembled; however, the Company has retained all of the relevant test results from the Series 1 prototype. The Series 1 prototype was disassembled by the Company as a precautionary measure to ensure that a third party could not discover or misappropriate the prototype system.  The disassembled Series 1 prototype remains stored in Idaho for the Company.

The Series 1 prototype used an earlier version of an air cooled radial aircraft engine; however, the Company believes that the test results did confirm the business model that the Company currently intends to pursue. At present, the Company has completed the major construction of its Series 2 prototype. The Series 2 prototype uses a later model of the aircraft engine used in the Series 1 prototype.  The Series 2 prototype test results measured at the engine’s design speed of 1,800 revolutions per minute by an in-line Elster AL-425 Diaphragm Gas Meter, which measured a fuel burn rate of 4,935 cubic feet per hour (which converted to liquid gallons equals 49.35 gallons of liquid propane per hour).  The results demonstrated that the series 2 prototype operates with greater efficiency, and has produced better bench test results, than the Series 1 prototype, due to the improvements in the design of the aircraft engine being used as well as improvements made by the Company to the design of the prototype itself.

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

Employees

The Company presently has three (3) employees and a total of five (5) executive officers.  Mr. Euga, Mr. Caromile and Ms. Madison are eligible to receive a salary; the remaining officers receive no salaries or other compensation and are currently not eligible for any salaries.  The remaining officers will not receive any compensation until, and if, the Company raises or procures adequate capital (through operations, financings or otherwise) to pay such compensation.  As of November 2011, the Company has temporarily suspended payments or accruals of salaries to these officers, in order to conserve the Company’s working capital.

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

All engines will be built in an engine shop in Massachusetts for the purpose of quality control.  Originally, the Company had planned to conduct manufacturing out of the premises owned by Bigelow Electric Co. in Worcester, Massachusetts.  Recently, the Company instead decided to use the manufacturing factory of ICC Realty Partnership LLC located in West Bridgewater, Massachusetts.  The Company currently occupies a portion of these premises consisting of 1,800 square feet and recently entered into a short-term lease in October 1, 2011 for the premises.  The initial term of the lease will be for one to three months (beginning on January 1, 2012 and ending on March 31, 2012) at a rate of approximately $300 per month.  The lease is renewable in three-month or greater terms for up to five years (through December 31, 2017), at the Company’s discretion.  If the Company’s financial condition is such that it is unable to pay rent in full, as due, the lease provides that the Company may pay rent in such as amount as it is able to pay, in the sole opinion of its accountant, and any unpaid rent shall accrue and may be paid by the Company, either in cash or shares of its stock, in its discretion, at the soonest opportunity as its financial condition will permit.  ICC Realty Partnership, LLC is owned by Mr. Barton, an officer of the Company.

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

There is no public market for the Company’s common stock.  The Company has filed with the Securities and Exchange Commission a registration statement on Form S-1 pursuant to the Securities Act of 1933 for the offer and sale by selling shareholders of up to 70,068,499 shares of its common stock.  The registration statement is not yet effective and the Company cannot predict when, if at all, such registration statement will become effective.  The Company will not receive any proceeds from the offering.

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

From Powerdyne Nevada's inception (February 2, 2010) through December 31, 2010, it had no revenues and incurred operating losses of $306,270.  Powerdyne Nevada focused its efforts on conducting product research and development.

Revenues

Currently, the Company has no revenues and has not realized any profits.  In order to succeed, the Company needs to develop a viable strategy to market and distribute its products to end customers.  The Company has developed a marketing strategy that it believes will lead to near-term revenues in the Caribbean Basin, and thereafter, in Alaska and South America.

The Company has filed with the Securities and Exchange Commission a registration statement on Form S-1 for the sale by selling shareholders of 70,068,499 shares of the common stock of the Company at an offering price of $0.15 per share.  The offering has not yet been declared effective and no sales have been made pursuant to such offering.  The Company will not realize any proceeds from the offering.

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

The Company is considering an attempt to secure financing for the construction of equipment subject to contract orders should the Company need any additional financing.  Such an arrangement (if consummated) could position the Company on sound financial footing by bolstering the financial capability of the Company to meet its manufacturing commitments and schedules.

Pricing

PDIGenset is priced to meet the customer’s needs. A 1-megawatt PDIGenset will be leased for a five year term, pursuant to a Master Equipment Lease that will provide for an initial deposit of $750,000, a monthly maintenance fee calculated at the rate of $0.015/kilowatt-hour and a monthly lease calculated at a rate per kilowatt-hour which will be dependent upon local fuel cost.  The Company anticipates that the cost to the customer may be lower than that which the customer would then be paying to a local utility provider.

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

Development Stage and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff and raising capital. Accordingly, the Company is considered to be in the development stage. The Company has not generated revenues from its operations, and there is no assurance of future revenues.  As of December 31, 2010, the Company had an accumulated deficit from inception of approximately $306,270.

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

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company.  Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to meet obligations for the next 12 months, unless it is able to develop and sell its product unit, raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans.

Discussion of Period Ended December 31, 2010

The Company incurred a net loss of $306,270 for the period ended December 31, 2010, with general and administrative expenses of $146,270.  The Company received no revenue in such period.

Selling, general and administrative expenses for the period ended December 31, 2010 were $306,270, with total selling, general and administrative expenses from inception to December 31, 2010 totaling $306,270.  These amounts consisted of: $75,000 for professional services (primarily related to the Company’s plans to become a public company and seek public registration of its securities); $26,280 for legal and accounting services; $14,000 for consulting services; and the remainder for a variety of items (including automobiles, employee salaries and expenses, materials, travel and supplies) and noncash expense of $160,000 for stock issued for services.

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

Linda H. Madison

Linda H. Madison serves as Secretary, principal financial officer and principal accounting officer of the Company.  Mrs. Madison is a graduate of Mineola High School, Mineola, New York, and has served as the Administrative Assistant to the Grand Secretary of the Grand Lodge of Masons for the State of Rhode Island where she was responsible for human resources, information technology, office coordination, publishing its various publications, maintaining and designing complex data bases. She previously worked as the Executive Secretary and bookkeeper for a large investment advisory firm in Rhode Island.

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

ITEM 11.	EXECUTIVE COMPENSATION

Description of Compensation Table

				Aggregate				All	Annual
		Annual	Annual	Accrued			Comp-	Other	Comp-
		Payments	Payments	Salary	Since	Stock and	-ensation	Comp-	ensation
Name/Position	Year	Salary	Made	Inception	Bonus	Options	Plans	ensation	Total

Dale P. Euga	2011	$0	6,857	62,500	0	0	0	0	69,357
President	2010	$0	5.793	0	0	0	0	0	5,793

During 2011, accrued compensation is due to the Company’s management in the total amount of $146,814.77, representing the total from accruals of compensation made for each of the five executive officers during the first quarter of 2011.  Since April 1, 2011, no further accruals of compensation have been made.  With respect to executive officers other than the principal executive officer, no such executive officer has received total compensation in excess of $100,000 in the Company's fiscal year which ended as of December 31, 2010.  Upon successful completion by the Company of a public offering in the future, however, certain management personnel will receive such compensation as is discussed below in “Anticipated Officer and Director Remuneration”.

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

Employment Agreements

The Company has entered into employment agreements with each of its officers.  In addition, each of Mr. Euga, Mr. Caromile and Mrs. Madison are currently eligible to be paid a salary in order to ensure their respective availability to the Company; however, since November 2011, the Company has temporarily suspended payments or accruals of salaries to these officers, in order to conserve the Company’s working capital.

The employment agreement with Mr. Caromile as of February 2011 (but with retroactive effect to January 2011) provides three (3) weeks paid vacation per year starting at the 50th week of employment (with an additional week added every successive year thereafter, up to eight (8) weeks maximum). Such letter provides Mr. Caromile with a base salary of seventy-five thousand dollars ($75,000.00) per year and eligibility for a cash bonus of as much as fifty thousand dollars ($50,000.00) per year (based upon individual performance and the financial success of the Company as a whole).   Such agreement also agreed to compensate Mr. Caromile for hours worked for the Company without pay from August 1, 2010 through January 16, 2011 at the rate of sixty dollars ($60.00) per hour. However, because the Company was and currently is unable to make such payments, the wages earned will not be paid until cash flow and profitability allow but will instead be accrued by the Company until payment can be made.  Mr. Caromile was also given eligibility to receive three percent (3%) of the authorized and issued shares of common stock in the company at par value of $0.0001 per share, or 6,000,000 shares of common stock of the Company.  As further shares of common stock are issued by the Company, Mr. Caromile will automatically receive additional shares so that his ownership interest will never fall below 3.0% of the total outstanding shares of common stock of the Company.  The employment agree states that if the Company establishes profit sharing, 401(k) or other retirement account plans for employees, or medical or life insurance as a benefit of employment, these benefits will also become available to Mr. Caromile at such time.  If Mr. Caromile is required to relocate, the Company agrees to pay or reimburse the reasonable costs of relocation.  The Company also agrees to provide Mr. Caromile with a suitable motor vehicle and a Company gasoline card with which to pay for gasoline and maintenance. The vehicle may be used for private use, and Mr. Caromile shall also have the right to purchase the vehicle from the Company subject to certain terms and conditions.  The employment agreement also provides that if the Company receive any royalties for the licensing or the other use of any patent which Mr. Caromile was the principal of, he will be paid a percentage of the royalties received, not to exceed twenty (20%) percent.

The employment agreement of Mr. Caromile described above was modified in March 2011 to provide that effective March 2011, Mr. Caromile would receive a net payroll check of only $500.00 per week until such time that the Company's cash flow and profitability allows for a return to the original employment agreement. The difference in monies between the original employment agreement and the modified agreement would be accrued and the wages earned would be paid upon the Company's financial ability to pay the same.  Subsequently, in June 2011, the modified employment agreement was further amended to state that the accrual of salary would end effective April 1, 2011.  Further, accrual and payment of salary would only occur when the Company determines that it has appropriate positive cash flow and/or profitability to perform the same. In addition, accrual and payment for expenses and time incurred during the fiscal year ended December 31, 2010 ceased as well, until such time when the Company experiences positive cash flow and/or profitability (the Company will address these past service items through performance bonuses, at its discretion).

The employment agreement with Ms. Madison as of January 2011 (with a start date of March 2011) provides three (3) weeks paid vacation per year starting at the 50th week of employment (with an additional week added every successive year thereafter, up to eight (8) weeks maximum). Such letter provides Ms. Madison with a base salary of seventy-five thousand dollars ($75,000.00) per year and eligibility for a cash bonus at the discretion of the Company (based upon individual performance and the financial success of the Company as a whole).   Such agreement also agreed to compensate Ms. Madison for hours worked for the Company without pay from November 1, 2010 at the rate of thirty-five dollars ($35.00) per hour. However, because the Company was and currently is unable to make such payments, the wages earned will not be paid until cash flow and profitability allow but will instead be accrued by the Company until payment can be made.  Ms. Madison was also given eligibility to receive 1,000,000 issued shares of common stock in the company at par value of $0.0001 per share.  The employment agree states that if the Company establishes profit sharing, 401(k) or other retirement account plans for employees, or medical or life insurance as a benefit of employment, these benefits will also become available to Ms. Madison at such time.  If Ms. Madison is required to relocate, the Company agrees to pay or reimburse the reasonable costs of relocation.  The Company also agrees to provide Ms. Madison with a suitable motor vehicle and a Company gasoline card with which to pay for gasoline and maintenance. The vehicle may be used for private use, and Ms. Madison shall also have the right to purchase the vehicle from the Company subject to certain terms and conditions.

The employment agreement of Ms. Madison described above was modified in June 2011 to state that accruals and payments of salary would end effective April 1, 2011.  Further, accrual and payment of salary would only occur when the Company determines that it has appropriate positive cash flow and/or profitability to perform the same. In addition, accrual and payment for expenses and time incurred during the fiscal year ended December 31, 2010 ceased as well, until such time when the Company experiences positive cash flow and/or profitability (the Company will address these past service items through performance bonuses, at its discretion).

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

James Cassidy, a partner in the law firm which acts as counsel to the Company, is the sole owner and director of Tiber Creek Corporation which owns 2,500,000 shares of the Company's common stock.  Mr. Cassidy is also a promoter of the Company.  Tiber Creek has received consulting fees of $75,000 to date from the Company and has also received shares in the Company.   Tiber Creek and its affiliate, IRAA Fin Serv, an unincorporated California business entity, each received 2,000,000 shares in the Company in connection with consulting services provided to the Company in connection with its securities registrations and public filings.

Recently, the Company decided to use the manufacturing factory of ICC Realty Partnership LLC located in West Bridgewater, Massachusetts.  The Company currently occupies a portion of these premises consisting of 1,800 square feet and recently entered into a short-term lease in October 1, 2011 for the premises.  The initial term of the lease will be for one to three months (beginning on January 1, 2012 and ending on March 31, 2012) at a rate of approximately $300 per month.  The lease is renewable in three-month or greater terms for up to five years (through December 31, 2017), at the Company’s discretion.  If the Company’s financial condition is such that it is unable to pay rent in full, as due, the lease provides that the Company may pay rent in such as amount as it is able to pay, in the sole opinion of its accountant, and any unpaid rent shall accrue and may be paid by the Company, either in cash or shares of its stock, in its discretion, at the soonest opportunity as its financial condition will permit.  ICC Realty Partnership, LLC is owned by Mr. Barton, an officer of the Company.

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

As described in Notes 5 to the financial statements, the Company has restated the financial statements and notes for the correction of an error in the financial statements.

/s/ Anton & Chia, LLP

Newport Beach, CA
March 16, 2011, except for Note 5 as to which date is December 23, 2011

GREENMARK ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of December 31, 2010 and 2009

	December 31,	December 31,
	2010 (restated)	2009
ASSETS
Current Assets
Cash	$500	$500
Advances to Powerdyne Inc.	160,000
Total Current Assets	160,500	500

TOTAL ASSETS	$160,500	$500

LIABILITIES and STOCKHOLDER'S EQUITY (DEFICIT)

Liabilities
Accrued liabilities	$3,000	$3,000
Total liabilities	3,000	3,000

Stockholders' equity (deficit)

Preferred stock; $.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.0001 par value, 300,000,000 shares authorized; 205,000,000 shares issued and outstanding	20,500	100
Additional paid-in capital	142,317	2,717
Deficit accumulated during development stage	(5,317)	(5,317)
Total stockholders' equiy (deficit)	157,500	(2,500)
TOTAL LIABILITIES and STOCKHOLDERS' DEFICIT	$160,500	$500

See the accompanying notes to the financial statements.

GREENMARK ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010 and 2009 and for the Period
from September 13, 2006 (Inception) to December 31, 2010

			For the period from
	For the Year Ended	For the Year Ended	September 13, 2006
	December 31,	December 31,	(Inception) to
	2010	2009	December 31, 2010

Income	$-	$-	$-

Expenses
Organization expense	-	-	650
Professional Fees	-	2,667	4,667

Total expenses	-	2,667	5,317

Other Income (Expense)

Net loss	$-	$(2,667)	$(5,317)

Basic and diluted loss per share	$-	$-

Weighted average number of shares outstanding, basic and diluted	11,082,192	1,000,000

See the accompanying notes to the financial statements.

GREENMARK ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT )
For the Period from September 13, 2006 (Inception) to December 31, 2010

				Deficit
				Accumulated
			Additional	during	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)
Balance, September 13, 2006 (Date of Inception)	-	$-	$-	$-	$-
Common stock issuance	1,000,000	100	400	-	500
Fair value of expenses contributed			535		535
Net loss				(535)	(535)
Balance as of December 31, 2006	1,000,000	$100	$935	$(535)	$500
Fair value of expenses contributed			115		115
Net loss				(115)	(115)
Balance as of December 31, 2007	1,000,000	$100	$1,050	$(650)	$500
Net loss				(2,000)	(2,000)
Balance as of December 31, 2008	1,000,000	$100	$1,050	$(2,650)	$(1,500)
Fair value of expenses contributed			1,667		1,667
Net loss				(2,667)	(2,667)
Balance as of December 31, 2009	1,000,000	$100	$2,717	$(5,317)	$(2,500)
Common stock issuance - change in control	188,000,000	18,800	(18,800)	-	-
Common stock issued for services	16,000,000	1,600	158,400		160,000
Net loss				-	-
Balance as of December 31, 2010 - restated	205,000,000	$20,500	$142,317	$(5,317)	$157,500

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

The future success of the Company is dependent on its ability to find and successfully merge with a target business and on the President and/or Tiber Creek Corporation to financially support the Company until that time. There can be no assurance that the Company will be successful in completing a merger. The President, who is also a shareholder in the Company (by virtue of his 100% ownership of Tiber Creek Corporation, see Note 4) has agreed to financially support the on-going expenses of the Company.

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

GREENMARK ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
December 31, 2010 and 2009

In October 2009, the FASB, issued updates to revenue recognition for arrangements with multiple deliverables and accounting for revenue arrangements that include software elements. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-effective for interim or annual periods beginning after June 15, 2010, with early adoption permitted.  The Company enabled products will now be subject to other relevant revenue recognition guidance.  The authoritative guidance is believes adopting the new guidance will not significantly impact its financial statements. FASB has codified a single source of U.S. Generally Accepted Accounting Principles (GAAP), the Accounting Standards Codification. Unless needed to clarify a point to readers, the Company will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes. There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

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

(B) Common Stock
The Company was originally authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 500,000 shares of its common stock to Tiber Creek Corporation, a Delaware corporation, and 500,000 shares of its common stock to IRAA Fin Serv, an unincorporated California business entity, pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate consideration of $500.

GREENMARK ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
December 31, 2010 and 2009

On December 11, 2010, the Company increased its authorized number of shares of common stock from 100,000,000 shares to 300,000,000 shares.

On December 11, 2010, the Company issued 2,000,000 shares of common stock to each of Tiber Creek Corporation and IRAA Fin Serv. for services rendered on behalf of Powerdyne Inc.  On December 13, 2010, the Company issued 12,000,000 shares of common stock to Arthur Read, II, Esq for services rendered on behalf of Powerdyne Inc.  The shares were valued at their estimated fair value of $0.01 per share for a total compensation of $160,000 (see Note 5).

On December 13, 2010, the Company issued 188,000,000 to Dale Euga, the sole shareholder of Powerdyne Inc. The shares were issued to effect a change of control of the Company in anticipation of the merger that was eventually consummated with Powerdyne, Inc (see Note 5).

NOTE 4    RELATED PARTIES

Legal counsel to the Company is a firm owned by the President of the Company who also owns 100% of the outstanding stock of Tiber Creek Corporation, a  shareholder.  Tiber Creek Corporation is expected to perform consulting services for the Company in the future.  Additional paid-in capital as of December 31, 2010 includes $2,317 the fair value of organization and professional costs incurred by related parties on behalf of the Company.

NOTE 5 RESTATEMENT

The Company has restated its financial statements for the period ended December 31, 2010. Subsequent to the filing of the original financial statements, management identified an omission in the financial statement. In December 2010, the Company issued 16,000,000 shares of its common stock for services rendered on behalf of Powerdyne Inc.  The shares were valued at their estimated fair value of $0.01 per share for a total compensation of $160,000.  In addition, as described in Note 4, the Company issued 188,000,000 shares to effect a change of control. The Company did not record the issuance of these shares in its financial statements.  The effect of this correction on the Company’s balance sheet is as follow;

BALANCE SHEET	December 31, 2010		December 31, 2010
	as originally reported	Adjustments	restated
Advances to Powerdyne Inc.	-	160,000	160,000
Total Current Assets	500	160,000	160,500
Stockholders' Equity (deficit)
Common stock	100	20,400	20,500
Additional paid-in capital	2,717	139,600	142,317
Deficit accumulated during development stage	(5,317)		(5,317)
Total stockholders' equiy (deficit)	(2,500)	160,000	157,500
TOTAL LIABILITIES and STOCKHOLDERS' DEFICIT	$500	$160,000	$160,500

NOTE 6 SUBSEQUENT EVENTS

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

As described in Notes 8 to the financial statements, the Company has restated the financial statements and notes for the correction of an error in the financial statements.

/s/ Anton & Chia, LLP

Newport Beach, California
February 18, 2011, except for Notes 8 as to which date is December 4, 2011

POWERDYNE, INC.
(A Development Stage Company)
BALANCE SHEET
December 31, 2010

December 31, 2010
Restated

ASSETS
Current Assets:
Cash	$2,059
Prepaid expenses	1,817
Advances to Stockholder	4,369
Total current assets	8,245
Equipment
Equipment	21,793

Total Assets	$30,038

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accrued expenses	$42,348
Advances from Greenmark Acquisition Corp	160,000
Advances from Stockholder	2,975
Total current liabilities	205,323
Total Liabilities	205,323
Stockholder's Equity:
Common stock; No Par Value; 75,000 shares authorized, 25,000 shares issued and outstanding	1,000
Additional Paid-In Capital	-
Common stock subscribed	191,900
Common stock subscribtions receivable	(61,915)
Accumulated deficit	(306,270)
Total stockholder's deficit	(175,285)
Total liabilities and stockholder's deficit	$30,038

The accompanying notes are an integral part of these statements.

POWERDYNE, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the period from February 2, 2010 (Inception) to December 31, 2010

From Inception to
December 31, 2010

Revenues	$-
Cost of revenues	-
Gross profit	-
Operating expenses
Selling, general and admin.	306,270
Total operating expenses	306,270
Loss from operations	(306,270)

Net loss	$(306,270)

Basic and diluted loss per common share	$(12.25)

Basic and diluted weighted average common shares outstanding	25,000

The accompanying notes are an integral part of these statements.

POWERDYNE, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the period from February 2, 2010 (Inception) to December 31, 2010

					Common Stock		Total
	Common Stock		Additional	Common Stock	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Subscribed	Receivable	Deficit	Equity

Balance, February 2, 2010 (Inception)	25,000	$1,000	$-	$-		$-	$1,000

Common stock subscriptions	-	-	-	191,900	(61,915)	-	129,985

Net loss from Inception through to December 31, 2010	-	-	-	-		(306,270)	(306,270)
Balance, December 31, 2010 - restated	25,000	$1,000	-	$191,900	$(61,915)	$(306,270)	$(175,285)

The accompanying notes are an integral part of these statements.

POWERDYNE, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the period from February 2, 2010 (Inception) to December 31, 2010

From February 2, 2010
(Inception) to
December 31, 2010
Cash flows from operating activities:
Net loss	$(306,270)
Advances from Greenmark Acquisition Corp	160,000
Changes in operating assets and liabilities:
Change in due to/from related parties	(1,394)
Prepaid expenses	(1,817)
Accrued expenses	42,348
Net cash used by operating activities	(107,133)
Cash flows from investing activities:
Used for:
Equipment	(21,793)
Net cash used by investing activities	(21,793)
Cash flows from financing activities:
Proceeds from common stock	1,000
Proceeds from common stock subscribed	129,985
Net cash provided by financing activities	130,985

Net change in cash	2,059
Cash, beginning of period	-

Cash, end of period	$2,059

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

2. BASIS OF PRESENTATION

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include all the notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial statements have been included.

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share (continued)

The following table represents the computation of basic and diluted losses per share:

From Inception to
December 31, 2010

Loss available for common shareholder	$(306,270)
Basic and fully diluted loss per share	(0.03)

Weighted average common shares outstanding	12,084,337

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

In June 2010, the Company entered into various stockholder subscription agreements with private investors in order to provide working capital for the Company. The agreements were sold to private investors at $0.01-$0.03 per share in various share amounts.  The agreement stipulated that stock will not be issued to the investors until the execution of the reverse merger agreement and subsequent Initial Public Offering.  During fiscal year 2010, the Company raised $191,900 in relation to the stockholder subscription agreements.  The Company has $61,915 in stock subscription receivable.

On February 7, 2011, Greenmark Acquisition Corporation (“Greenmark”), which was a publicly held Delaware shell corporation with no operations  merged with Powerdyne, Inc. Upon closing of the transaction, Greenmark, the surviving corporation in the merger, change its name to Powerdyne International, Inc.,

POWERDYNE, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

6. RELATED PARTY

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

8. RESTATEMENT

The Company has restated its financial statements for the period ended December 31, 2010. Subsequent to the filing of the original financial statements, management identified an omission in the financial statement. In December 2010, Greenmark issued 16,000,000 shares of its common stock for services rendered on behalf of Powerdyne Inc.  The shares were valued at their estimated fair value of $0.01 per share for a total compensation of $160,000.  The Company did not record the $160,000 expense for the services rendered. The effect of this correction was to increase the Company’s current liability from $45,323, as previously reported, to $205,323 and increase net loss for the period from inception to December 31, 2010 from $146,270, as previously reported, to $306,270.

9. SUBSEQUENT EVENTS

Management has evaluated subsequent events through February 18, 2011, the date upon which the financial statements were originally issued.

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

POWERDYNE INTERNATIONAL, INC.

	By:	/s/ Dale P. Euga
President and Principal executive officer
Dated: December 23, 2011

	By:	/s/ Linda H. Madison
Principal financial officer

Dated: December 23, 2011

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

Dale P. Euga	Director	12/23/2011

Arthur M. Read, II, Esq.	Director	12/23/2011