Form 10-Q/A
period 2011-03-31
POWERDYNE INTERNATIONAL, INC.
filed 2011-12-23
CIK 1435617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

	restated
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
Stockholders' Deficit:
Common stock; $0.0001 par value; 300,000,000 shares
authorized, 189,000,000 shares issued and outstanding
as of March 31, 2011 and 205,000,000 shares issued and
outstanding as of December 31, 2010 (1)	18,900	20,500
Common stock subscribed	-	191,900
Additional paid-in capital (1)	994,700	140,500
Common stock subscriptions receivable	(164,115)	(61,915)
Accumulated deficit	(882,313)	(306,270)
Total stockholders' deficit	(32,828)	(15,285)
Total liabilities and stockholders' deficit	$133,853	$30,038

(1) The capital accounts of the Company have been retroactively restated to reflect the recapitalization effect of the merger transaction. See Note 2.

The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS

	restated		restated
	For the three	For the period from	For the period from
	months ended	February 2, 2010 (inception)	February 2, 2010 (inception)
	March 31, 2011	March 31, 2010	to March 31, 2011
	(unaudited)	(unaudited)

Revenues	$-	$-	$-
Cost of revenues	-	-	-
Gross profit	-	-	-
Operating expenses
Selling, general and admin.	575,087	1,125	881,357
Total operating expenses	575,087	1,125	881,357
Loss from operations	(575,087)	(1,125)	(881,357)

Income tax expense	956	-	956

Net loss	$(576,043)	$(1,125)	$(882,313)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding (2)	188,577,778	188,000,000

(2) The capital accounts of the Company have been retroactively restated to reflect the recapitalization effect of the merger transaction. See Note 2.

The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT)
For the period from February 2, 2010 (Inception) to March 31, 2011

				Additional	Common Stock		Total
	Common Stock		Common Stock	Paid-In	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Subscribed	Capital	Receivable	Deficit	Equity (Deficit)

Balance, February 2, 2010 (Inception) (3)	1,000,000	$100	$-	$900	$-	$-	$1,000

Common stock subscribed	-	-	191,900	-	(61,915)	-	129,985

Stock issued for change in control	188,000,000	18,800	-	(18,800)	-	-	-

Stock issued for services	16,000,000	1,600	-	158,400	-	-	160,000

Net loss	-	-	-	-	-	(306,270)	(306,270)

Balance, December 31, 2010 (3)	205,000,000	$20,500	$191,900	$140,500	$(61,915)	$(306,270)	$(15,285)

Recapitalization shares contributed from reverse merger agreement	(84,526,666)	(8,453)	-	8,453	-	-	-

Issuance pursuant to merger agreement for services - fair valued	32,500,000	3,250		321,750	-	-	325,000

Issuance per cash considerations in relation to the stockholder subscription	36,026,666	3,603	(191,900)	523,997	(102,200)	-	233,500

Net loss	-	-	-	-	-	(576,043)	(576,043)

Balance, March 31, 2011 (unaudited) - restated	189,000,000	18,900	-	994,700	(164,115)	(882,313)	(32,828)

(3) The capital accounts of the Company have been retroactively restated to reflect the recapitalization effect of the merger transaction. See Note 2.

The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS

	For the three	For the three	From February 2, 2010
	months ended	months ended	(Inception) to
	March 31, 2011	March 31, 2010	March 31, 2011
	(unaudited)	(unaudited)
Operating Activities:
Net loss	$(576,043)	$(1,125)	$(882,313)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	-	-
Stock compensation	325,000	-	485,000
Changes in operating assets and liabilities:
Related parties	-	125	2,975
Advances to stockholder	(11,168)	-	(15,537)
Prepaid expenses	183	-	(1,634)
Accrued expenses	121,358	-	163,706
Net cash used by operating activities	(140,670)	(1,000)	(247,803)
Investing activities:
Equipment	(78,800)	-	(100,593)
Net cash used by investing activities	(78,800)	-	(100,593)
Financing activities:
Proceeds from common stock	233,500	1,000	364,485
Net cash provided by financing activities	233,500	1,000	364,485

Net change in cash	14,030	-	16,089
Cash, beginning of period	2,059	-	-

Cash, end of period	$16,089	$-	$16,089

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

Development Stage and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage as defined in GAAP. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of March 31, 2011, the Company had an accumulated deficit from inception of approximately $882,313.

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

The following table represents the computation of basic and diluted losses per share:

	Three Months	From Inception to
	ended March 31,	March 31, 2010

Loss available for common shareholder	$(576,043)	$(1,125)
Basic and fully diluted loss per share	(0.00)	(0.00)

Weighted average common shares outstanding	188,577,778	188,000,000

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

On February 7, 2011, in connection with the merger, Dale Euga contributed 84,526,666 shares of common stock to the company which were then cancelled. Mr. Euga received no compensation for these shares.On February 8, 2011, the Company issued 32,500,000 shares of common stock to employees and consultants for services.  The company recorded an expense of $325,000 based on an estimated fair value of $0.01 per share

During the three months ended March 31, 2011 the Company raised $335,700 from the stockholder subscription agreements.  The Company had $164,115 in common stock subscriptions receivable as of March 31, 2011.

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

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2011

8. RESTATEMENT

The Company has restated its financial statements for the period ended March 31, 2011. Subsequent to the filing of the original financial statements, management identified an omission in the financial statement. In December 2010, Greenmark issued 16,000,000 shares of its common stock for services rendered on behalf of Powerdyne Inc.  The shares were valued at their estimated fair value of $0.01 per share for a total compensation of $160,000.  The Company did not originally record the $160,000 expense for the services rendered in the period ended December 31, 2010 but recorded it in the quarter ended March 31, 2011 instead.  In addition, the Company incorrectly recorded $10,000 of expenses related to 1,000,000 shares of common stock, valued at $0.01 per share, which represented the 1,000,000 shares originally issued when Greenmark Acquisition Corporation was incorporated.

The effect of these corrections was to decrease the net loss for the 3-months period ended March 31, 2011 by $170,000 from $746,043, as previously reported, to $576,043. In addition, the cumulative effect of the corrections was to decrease the Company’s accumulated deficit by $10,000 from $892,313, as previously reported, to $882,313

9. COMMITMENTS AND CONTINGENCIES

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

The Company is currently negotiating an operating rental lease agreement with a related party to move its manufacturing facilities.  The proposed terms of the operating lease are for a three month term, renewable at the Company’s option through February, 2016 at a rate of $300 per month.

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

Liquidity. The Company received $364,485 from the private sale of its stock in the period from February 2, 2010 (inception) to March 31, 2011.  The Company has no continuous methods of generating cash.

Capital Resources. The Company incurred capital expenditures in the three months ended March 31, 2011 of $78,800.

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

Plan of Operations

The Company’s strategy is to pursue selected opportunities in markets where inexpensive and environmentally friendly power sources are needed and/or required.

Results of Operations - The three months ended March 31, 2011 compared to the three months ended March 31, 2010:

Revenues

Powerdyne International, Inc. did not generate revenues during the three months ended March 31, 2011.

Total operating expenses

During the three months ended March 31, 2011 and 2010 total operating expenses were approximately $575,087 and $1,125, respectively.  The increase related to the selling, general and administrative expenses was approximately $574,000.  This increase resulted primarily from the increase in salaries accrued but not paid to Officers and directors of approximately $147,000, employee stock compensation of approximately $325,000, consulting, professional and outside services of approximately $38,000, wages and salaries paid of approximately $14,000, legal and accounting fees of approximately $13,000 and travel expenses of approximately $11,000.

Net loss

During the three months ended March 31, 2011 and 2010, the net loss was $576,043 and $1,125, respectively.

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

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's president and principal financial and accounting officer conducted an evaluation of the effectiveness of the Company's internal control over financial reporting  as of December 31, 2010, and as of March 31, 2011, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2011 based on those criteria.  A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

From February 8, 2011 to March 31, 2011, 68,526,666 shares of common stock were issued by the Company to various shareholders pursuant to executed subscription agreements or in connection with shares issued to officers and/or consultants in connection with their services for the Company, as follows:

Date	Shareholder Name	Number of Shares	Consideration
2/8/11	Edwin S. Barton, II	6,000,000	Officer’s services
2/8/11	Edwin S. Barton, II	833,333	$25,000
2/8/11	Stephen L. Caromile	6,000,000	Officer’s services
2/8/11	Linda H. Madison	1,000,000	Officer’s services
2/8/11	Eric Foster	18,000,000	Consulting work
2/8/11	Jimmy Andrade	300,000	$3,000
2/8/11	Paul Anselmo	150,000	$1,500
2/8/11	Arthur Ballelli	200,000	$2,000
2/8/11	Gary Bayless	166,667	$5,000
2/8/11	Bert Beaumier	1,000,000	$10,000
2/8/11	Michele Berard	150,000	$1,500
2/8/11	Stuart Blazer	100,000	$1,000
2/8/11	Debra Branco	100,000	$1,000
2/8/11	Ann Brouillette	200,000	$2,000
2/8/11	Tony Caetano	170,000	$1,700
2/8/11	Mina Chiong	100,000	$1,000
2/8/11	Lisa Ciccone	100,000	$1,000
2/8/11	David Dasilva	1,610,000	$16,100
2/8/11	Daniel Doke	700,000	$7,000
2/8/11	Candido Esteves	200,000	$2,000
2/8/11	Frank Foster	200,000	$2,000
2/8/11	Robert Gallant	1,050,000	$10,500
2/8/11	Earl Goldberg	100,000	$1,000
2/8/11	Maria Gomes	50,000	$500
2/8/11	Jim Gorman	1,200,000	$12,000
2/8/11	Matt Goudreau	330,000	$3,300
2/8/11	John Graham	100,000	$1,000
2/8/11	Charlotte Greene	500,000	$5,000
2/8/11	Chris Greger	250,000	$2,500
2/8/11	Pamela Harman	800,000	$8,000
2/8/11	Lou Harmon	200,000	$2,000
2/8/11	Raza Hassan	500,000	$5,000
2/8/11	Rose Holt	2,250,000	$22,500
2/8/11	Paula Johnson	2,000,000	$20,000
2/8/11	Edmund Jones	1,500,000	$45,000
2/8/11	Sandi Kelley	100,000	$1,000
2/8/11	John Ley	333,333	$10,000
2/8/11	Bob Maier	666,667	$20,000
2/8/11	Francis Mcguire	1,050,000	$10,500
2/8/11	Thomas O'Loughlin	333,333	$10,000
2/8/11	Aaron Orleck	100,000	$1,000
2/8/11	George Palazzo	200,000	$2,000
2/8/11	Barbara Papamarkakis	100,000	$1,000
2/8/11	Jim Parham	200,000	$2,000
2/8/11	Warren Ross Parker	500,000	$15,000
2/8/11	Peter Pisecco	250,000	$2,500
2/8/11	Chris Prazeres	900,000	$9,000
2/8/11	Robert Proia	500,000	$5,000
2/8/11	Provident Trust Group, LLC FBO John Ley	1,000,000	$30,000
2/8/11	Larry Rodammer	8,000,000	$80,000
2/8/11	Wayne Rodammer	666,667	$20,000
2/8/11	Marek Rutkowski	200,000	$6,000
2/8/11	Tamara Serpa	500,000	$5,000
2/8/11	Eric Thibert	1,000,000	$10,000
2/8/11	Phyllis Thompson	50,000	$500
2/8/11	Sarah Tibbitts	500,000	$15,000
2/8/11	Frederick Tobin	83,333	$2,500
2/8/11	Marilyn Verardo	100,000	$1,000
2/8/11	Mari-Ann Sprague	1,000,000	Services rendered
2/8/11	James Vargos	500,000	Services rendered
3/14/11	Todd Madison	166,667	$5,000
3/14/11	Carol B Read Trust	333,333	$10,000
3/15/11	Paul Kieltyka	66,667	$2,000
3/18/11	Debra Gordan	100,000	$3,000
3/18/11	Jeffrey Reed	333,333	$10,000
3/19/11	Nancy Covell	50,000	$1,500
3/23/11	Mildred Connor	166,667	$5,000
3/25/11	Jinraj Joshipura	333,333	$10,000
3/25/11	Cliff Prazeres	33,333	$1,000

All such securities noted above were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering, as noted below.  Each of these transactions was issued as part of a private placement of securities by the Company in which (i) no general advertising or solicitation was used, and (ii) the investors purchasing securities were acquiring the same for investment purposes only, without a view to resale.  Furthermore, no underwriters participated or effectuated any of the transactions specified below.  Also, no underwriting discounts or commissions applied to any of the transactions set forth below.

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