Form 10-Q/A
period 2011-06-30
POWERDYNE INTERNATIONAL, INC.
filed 2011-12-23
CIK 1435617

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

PART I

ITEM 1.   FINANCIAL STATEMENTS

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2011

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEET

	restated
	June 30, 2011	December 31, 2010
	(unaudited)

ASSETS

Current Assets:
Cash	$82,402	$2,059
Prepaid expenses	5,360	1,817
Advances to stockholder	15,971	4,369
Total current assets	103,733	8,245

Equipment
Equipment, net	124,314	21,793

Total Assets	$228,047	$30,038

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$148,078	$42,348
Advances from stockholder	2,975	2,975
Total current liabilities	151,053	45,323
Total Liabilities	151,053	45,323

Stockholders' Equity:
Common stock; $0.0001 par value; 300,000,000 shares authorized, 189,500,000 shares issued and outstanding as of June 30, 2011 and 188,000,000 shares issued and outstanding as of December 31, 2010	18,950	20,500
Common stock subscribed	-	191,900
Additional paid-in capital (1)	1,009,650	140,500
Common stock subscriptions receivable	-	(61,915)
Accumulated deficit (1)	(951,606)	(306,270)
Total stockholders' equity (deficit)	76,994	(15,285)

Total liabilities and stockholders' equity (deficit)	$228,047	$30,038

(1)
The February 7, 2011 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

Page 2	The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS

			restated
	For the three	For the three	For the six	For the six	For the period from
	months ended	months ended	months ended	months ended	February 2, 2010 (inception)
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	to June 30, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-
Gross profit	-	-	-	-	-
Operating expenses
Selling, general and administrative	69,293	1,205	644,379	1,243	950,650
Total operating expenses	69,293	1,205	644,379	1,243	950,650

Loss from operations	(69,293)	(1,205)	(644,379)	(1,243)	(950,650)

Income tax expense	—	—	956	-	956

Net loss	$(69,293)	$(1,205)	$(645,335)	$(1,243)	$(951,606)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding (2)	189,362,637	188,000,000	188,972,376	188,000,000

(2)
The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 2.

Page 3	The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT)
For the period from February 2, 2010 (Inception) to June 30, 2011

				Additional	Common Stock		Total
	Common Stock		Common Stock	Paid-In	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Subscribed	Capital	Receivable	Deficit	Equity (Deficit)

Balance, February 2, 2010 (Inception)	1,000,000	$100	$-	$900	$-	$-	$1,000

Common stock subscribed	-	-	191,900	-	(61,915)	-	129,985

Stock issued for change in control	188,000,000	18,800	-	(18,800)	-	-	-

Stock issued for services	16,000,000	1,600	-	158,400	-	-	160,000
							-
Net loss	-	-	-	-	-	(306,270)	(306,270)

Balance, December 31, 2010 (3)	205,000,000	$20,500	$191,900	$140,500	$(61,915)	$(306,270)	$(15,285)

Recapitalization shares contributed from reverse merger agreement	(84,526,666)	(8,453)	-	8,453	-	-	-

Issuance pursuant to merger agreement for services - fair valued	32,500,000	3,250		321,750	-	-	325,000

Issuance per cash considerations in relation to the stockholder subscription	36,026,666	3,603	(191,900)	523,997	(102,200)	-	233,500

Net loss	-	-	-	-	-	(576,043)	(576,043)

Balance, March 31, 2011 (unaudited) - restated	189,000,000	18,900	-	994,700	(164,115)	(882,313)	(32,828)

Common stock issued	500,000	50	-	14,950	164,115	-	179,115

Net loss for the quarter	-	-	-	-	-	(69,293)	(69,293)

Balance, June 30, 2011 (unaudited) - restated	189,500,000	$18,950	$-	$1,009,650	$-	$(951,606)	$76,994

(3) The December 31, 2010 the capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 3.

Page 4	The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS

	For the six	For the six	From February 2, 2010
	months ended	months ended	(Inception) to
	June 30, 2011	June 30, 2010	June 30, 2011
	(unaudited)	(unaudited)
Operating Activities:
Net loss	$(645,335)	$(1,243)	$(951,606)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	-	94	-
Stock compensation	325,000	-	485,000
Changes in operating assets and liabilities:
Advances to stockholder	(11,602)	225	(15,971)
Prepaid expenses	(3,543)	(1,391)	(5,360)
Accrued expenses	105,729	-	148,078
Net cash used by operating activities	(229,751)	(2,315)	(339,859)

Investing activities:
Organization expense	-	(1,125)
Equipment	(102,521)	-	(124,314)
Net cash used by investing activities	(102,521)	(1,125)	(124,314)

Financing activities:
Related parties	-	-	2,975
Proceeds from common stock	412,615	51,000	543,600
Net cash provided by financing activities	412,615	51,000	546,575

Net change in cash	80,343	47,560	82,402
Cash, beginning of period	2,059	-	-

Cash, end of period	$82,402	$47,560	$82,402

Page 5	The accompanying notes are an integral part of these condensed financial statements.

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

Development Stage and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage as defined in GAAP. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of June 30, 2011, the Company had an accumulated deficit from inception of $951,606.

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

Equipment, net

Equipment is stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The machinery and equipment is currently classified as ‘construction in process’ and it is the Company’s policy to begin depreciation once the assets are placed into service.  Equipment is depreciated over the estimated useful life of ten years on straight-line basis when the assets are put into use.  Depreciation expense for the six months ended June 30, 2011 and 2010, the period from inception, February 2, 2010, to December 31, 2010 was zero.

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

Our tax provision determined using an estimate of our annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.  Taxes payable as of June 30, 2011 and the period from February 2, 2010 (inception) to December 31, 2010 was zero.

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

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same.   As of June 30, 2011, there are no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share:

	Three months ended	Six months ended
	June 30, 2011	June 30, 2011

Loss available for common shareholder	$(69,293)	$(645,335)
Basic and fully diluted loss per share	(0.00)	(0.00)

Weighted average common shares outstanding - basic and diluted	189,362,637	188,972,376

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

Machinery and equipment is stated at cost and depreciated on a straight-line basis over an estimated useful life of 10 years.  The machinery and equipment is currently classified as ‘construction in process’ and it is the Company’s policy to begin depreciation once the asset is placed into service.  Depreciation expense for the six months ended June 30, 2011 and 2010 was zero.

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

On February 8, 2011, the Company issued 32,500,000 shares of common stock to employees and consultants for services.  The company recorded an expense of $325,000 based on an estimated fair value of $0.01 per share

During the six months ended June 30, 2011 the Company raised $350,700 from the stockholder subscription agreements.  The Company had no common stock subscriptions receivable as of June 30, 2011.

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

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2011

8. RESTATEMENT

The Company has restated its financial statements for the six month period ended June 30, 2011. Subsequent to the filing of the original financial statements, management identified an omission in the financial statement. In December 2010, Greenmark issued 16,000,000 shares of its common stock for services rendered on behalf of Powerdyne Inc.  The shares were valued at their estimated fair value of $0.01 per share for a total compensation of $160,000.  The Company did not originally record the $160,000 expense for the services rendered in the period ended December 31, 2010 but recorded it in the quarter ended March 31, 2011 instead.  In addition, the Company incorrectly recorded $10,000 of expenses related to 1,000,000 shares of common stock, valued at $0.01 per share, which represented the 1,000,000 shares originally issued when Greenmark Acquisition Corporation was incorporated.

The effect of these corrections was to decrease the net loss for the six-months period ended June 30, 2011 by $170,000 from $815,335, as previously reported, to $645,335. In addition, the cumulative effect of the corrections was to decrease the Company’s accumulated deficit by $10,000 from $961,606, as previously reported, to $951,606.

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

Total operating expenses

During the six months ended June 30, 2011 and 2010 total operating expenses were $644,379 and $1,343, respectively.  The increase related to the selling, general and administrative expenses was approximately $643,000.  This increase resulted primarily from the increase in salaries accrued but not paid to officers and directors of approximately $147,000, employee stock compensation of approximately $325,000, consulting, professional and outside services of approximately $46,000, wages and salaries paid of approximately $18,000, legal and accounting fees of approximately $32,000 and travel expenses of approximately $12,000.

Net loss

During the Six months ended June 30, 2011 and 2010, the net loss was $645,335 and $1,243, respectively.

Liquidity and Capital Resources

As of June 30, 2011 and 2010, Powedyne International, Inc. Inc. had working capital deficit of approximately ($47,320) and ($37,078) respectively.  The decrease in working capital in 2011 of approximately $10,000 resulted primarily from purchases of fixed asset equipment.  For the period from June 30, 2010 to June 2011, Powerdyne International, Inc. had approximately $80,000 of net cash increase. The cash provided (used) by operations of approximately ($230,000) was primarily due to net loss from operations of $645,335 less add backs of approximately $325,000 of employee stock compensation and approximately $105,000 of accrued but unpaid expenses. Of the total cash provided from financing activities of approximately $413,000, approximately $102,000 was used to purchase equipment and remaining amount for working capital and operating activities.

For the period from February 2, 2010 (inception) to June 30, 2011, Powerdyne International Inc. had approximately $82,000 of net cash increase. The cash provided (used) by operations of approximately ($340,000) was primarily due to net loss from operations of $951,000 less add backs of approximately $485,000 of employee stock compensation and approximately $148,000 of accrued but unpaid expenses. Of the total cash provided from financing activities of approximately $543,000, approximately $124,000 was used to purchase equipment and remaining amount for working capital and operating activities.

The Company expects that it may secure its first sales contract during the year that will end December 31, 2012. The Company expects that this event would provide the Company with sufficient cash flow to continue operations without seeking additional investor funding and/or debt financing.  The Company anticipates that this contract (if achieved) may produce approximately $750,000 in revenues and approximately $100,000 in net income.  However, there is no assurance that the sales contract can or will be secured during the period, if at all, and on economic terms that would be favorable to the Company.  If the Company is not successful in generating sufficient revenues and sales contracts, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

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

ITEM 4.  Controls and Procedures.

Disclosures and Procedures

           Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules.  This evaluation was done as of the end of the fiscal year and second quarter under the supervision and with the participation of the Company's  principal executive officer and principal financial and accounting officer.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.  Based upon that evaluation, they believe that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely.  Both officers are directly involved in the day-to-day operations of the Company.

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

From February 8, 2011 to June 30, 2011, 69,026,666 shares of common stock were issued by the Company to various shareholders pursuant to executed subscription agreements or in connection with shares issued to officers and/or consultants in connection with their services for the Company, as follows:

Date	Shareholder Name	Number of Shares	Consideration
2/8/11	Edwin S. Barton, II	6,000,000	Officer’s services
2/8/11	Edwin S. Barton, II	833,333	$25,000
2/8/11	Stephen L. Caromile	6,000,000	Officer’s services
2/8/11	Linda H. Madison	1,000,000	Officer’s services
2/8/11	Eric Foster	18,000,000	Consulting work
2/8/11	Jimmy Andrade	300,000	$3,000
2/8/11	Paul Anselmo	150,000	$1,500
2/8/11	Arthur Ballelli	200,000	$2,000
2/8/11	Gary Bayless	166,667	$5,000
2/8/11	Bert Beaumier	1,000,000	$10,000
2/8/11	Michele Berard	150,000	$1,500
2/8/11	Stuart Blazer	100,000	$1,000
2/8/11	Debra Branco	100,000	$1,000
2/8/11	Ann Brouillette	200,000	$2,000
2/8/11	Tony Caetano	170,000	$1,700
2/8/11	Mina Chiong	100,000	$1,000
2/8/11	Lisa Ciccone	100,000	$1,000
2/8/11	David Dasilva	1,610,000	$16,100
2/8/11	Daniel Doke	700,000	$7,000
2/8/11	Candido Esteves	200,000	$2,000
2/8/11	Frank Foster	200,000	$2,000
2/8/11	Robert Gallant	1,050,000	$10,500
2/8/11	Earl Goldberg	100,000	$1,000
2/8/11	Maria Gomes	50,000	$500
2/8/11	Jim Gorman	1,200,000	$12,000
2/8/11	Matt Goudreau	330,000	$3,300
2/8/11	John Graham	100,000	$1,000
2/8/11	Charlotte Greene	500,000	$5,000
2/8/11	Chris Greger	250,000	$2,500
2/8/11	Pamela Harman	800,000	$8,000
2/8/11	Lou Harmon	200,000	$2,000
2/8/11	Raza Hassan	500,000	$5,000
2/8/11	Rose Holt	2,250,000	$22,500
2/8/11	Paula Johnson	2,000,000	$20,000
2/8/11	Edmund Jones	1,500,000	$45,000
2/8/11	Sandi Kelley	100,000	$1,000
2/8/11	John Ley	333,333	$10,000
2/8/11	Bob Maier	666,667	$20,000
2/8/11	Francis Mcguire	1,050,000	$10,500
2/8/11	Thomas O'Loughlin	333,333	$10,000
2/8/11	Aaron Orleck	100,000	$1,000
2/8/11	George Palazzo	200,000	$2,000
2/8/11	Barbara Papamarkakis	100,000	$1,000
2/8/11	Jim Parham	200,000	$2,000
2/8/11	Warren Ross Parker	500,000	$15,000
2/8/11	Peter Pisecco	250,000	$2,500
2/8/11	Chris Prazeres	900,000	$9,000
2/8/11	Robert Proia	500,000	$5,000
2/8/11	Provident Trust Group, LLC FBO John Ley	1,000,000	$30,000
2/8/11	Larry Rodammer	8,000,000	$80,000
2/8/11	Wayne Rodammer	666,667	$20,000
2/8/11	Marek Rutkowski	200,000	$6,000
2/8/11	Tamara Serpa	500,000	$5,000
2/8/11	Eric Thibert	1,000,000	$10,000
2/8/11	Phyllis Thompson	50,000	$500
2/8/11	Sarah Tibbitts	500,000	$15,000
2/8/11	Frederick Tobin	83,333	$2,500
2/8/11	Marilyn Verardo	100,000	$1,000
2/8/11	Mari-Ann Sprague	1,000,000	Services rendered
2/8/11	James Vargos	500,000	Services rendered
3/14/11	Todd Madison	166,667	$5,000
3/14/11	Carol B Read Trust	333,333	$10,000
3/15/11	Paul Kieltyka	66,667	$2,000
3/18/11	Debra Gordan	100,000	$3,000
3/18/11	Jeffrey Reed	333,333	$10,000
3/19/11	Nancy Covell	50,000	$1,500
3/23/11	Mildred Connor	166,667	$5,000
3/25/11	Jinraj Joshipura	333,333	$10,000
3/25/11	Cliff Prazeres	33,333	$1,000
5/2/11	Patricia Maier	500,000	$15,000

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

POWERDYNE INTERNATIONAL, INC.

By: /s/ Dale P. Euga
Dated: December 23, 2011	President and Principal executive officer

By: /s/ Linda H. Madison
Dated: December 23, 2011	Principal financial officer