Form 10-Q/A
period 2011-09-30
POWERDYNE INTERNATIONAL, INC.
filed 2011-12-23
CIK 1435617

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
For the period from February 2, 2010 (Inception) to September 30, 2011

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

Disclosures and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules.  This evaluation was done as of the end of the fiscal year and third quarter under the supervision and with the participation of the Company's  principal executive officer and principal financial and accounting officer.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.  Based upon that evaluation, they believe that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely.  Both officers are directly involved in the day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's president and principal financial and accounting officer conducted an evaluation of the effectiveness of the Company's internal control over financial reporting  as of December 31, 2010, and as of September 30, 2011, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission.  Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2011 based on those criteria.  A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

From February 8, 2011 to September 30, 2011, 71,026,666 shares of common stock were issued by the Company to various shareholders pursuant to executed subscription agreements or in connection with shares issued to officers and/or consultants in connection with their services for the Company, as follows:

Date	Shareholder Name	Number of Shares	Consideration
2/8/11	Edwin S. Barton, II	6,000,000	Officer’s services
2/8/11	Edwin S. Barton, II	833,333	$25,000
2/8/11	Stephen L. Caromile	6,000,000	Officer’s services
2/8/11	Linda H. Madison	1,000,000	Officer’s services
2/8/11	Eric Foster	18,000,000	Consulting work
2/8/11	Jimmy Andrade	300,000	$3,000
2/8/11	Paul Anselmo	150,000	$1,500
2/8/11	Arthur Ballelli	200,000	$2,000
2/8/11	Gary Bayless	166,667	$5,000
2/8/11	Bert Beaumier	1,000,000	$10,000
2/8/11	Michele Berard	150,000	$1,500
2/8/11	Stuart Blazer	100,000	$1,000
2/8/11	Debra Branco	100,000	$1,000
2/8/11	Ann Brouillette	200,000	$2,000
2/8/11	Tony Caetano	170,000	$1,700
2/8/11	Mina Chiong	100,000	$1,000
2/8/11	Lisa Ciccone	100,000	$1,000
2/8/11	David Dasilva	1,610,000	$16,100
2/8/11	Daniel Doke	700,000	$7,000
2/8/11	Candido Esteves	200,000	$2,000
2/8/11	Frank Foster	200,000	$2,000
2/8/11	Robert Gallant	1,050,000	$10,500
2/8/11	Earl Goldberg	100,000	$1,000
2/8/11	Maria Gomes	50,000	$500
2/8/11	Jim Gorman	1,200,000	$12,000
2/8/11	Matt Goudreau	330,000	$3,300
2/8/11	John Graham	100,000	$1,000
2/8/11	Charlotte Greene	500,000	$5,000
2/8/11	Chris Greger	250,000	$2,500
2/8/11	Pamela Harman	800,000	$8,000
2/8/11	Lou Harmon	200,000	$2,000
2/8/11	Raza Hassan	500,000	$5,000
2/8/11	Rose Holt	2,250,000	$22,500
2/8/11	Paula Johnson	2,000,000	$20,000
2/8/11	Edmund Jones	1,500,000	$45,000
2/8/11	Sandi Kelley	100,000	$1,000
2/8/11	John Ley	333,333	$10,000
2/8/11	Bob Maier	666,667	$20,000
2/8/11	Francis Mcguire	1,050,000	$10,500
2/8/11	Thomas O'Loughlin	333,333	$10,000
2/8/11	Aaron Orleck	100,000	$1,000
2/8/11	George Palazzo	200,000	$2,000
2/8/11	Barbara Papamarkakis	100,000	$1,000
2/8/11	Jim Parham	200,000	$2,000
2/8/11	Warren Ross Parker	500,000	$15,000
2/8/11	Peter Pisecco	250,000	$2,500
2/8/11	Chris Prazeres	900,000	$9,000
2/8/11	Robert Proia	500,000	$5,000
2/8/11	Provident Trust Group, LLC FBO John Ley	1,000,000	$30,000
2/8/11	Larry Rodammer	8,000,000	$80,000
2/8/11	Wayne Rodammer	666,667	$20,000
2/8/11	Marek Rutkowski	200,000	$6,000
2/8/11	Tamara Serpa	500,000	$5,000
2/8/11	Eric Thibert	1,000,000	$10,000
2/8/11	Phyllis Thompson	50,000	$500
2/8/11	Sarah Tibbitts	500,000	$15,000
2/8/11	Frederick Tobin	83,333	$2,500
2/8/11	Marilyn Verardo	100,000	$1,000
2/8/11	Mari-Ann Sprague	1,000,000	Services rendered
2/8/11	James Vargos	500,000	Services rendered
3/14/11	Todd Madison	166,667	$5,000
3/14/11	Carol B Read Trust	333,333	$10,000
3/15/11	Paul Kieltyka	66,667	$2,000
3/18/11	Debra Gordan	100,000	$3,000
3/18/11	Jeffrey Reed	333,333	$10,000
3/19/11	Nancy Covell	50,000	$1,500
3/23/11	Mildred Connor	166,667	$5,000
3/25/11	Jinraj Joshipura	333,333	$10,000
3/25/11	Cliff Prazeres	33,333	$1,000
5/2/11	Patricia Maier	500,000	$15,000
8/8/11	Robert Maier	333,333	$10,000
8/9/11	Larry Rodammer	1,000,000	$10,000
8/9/11	Warren Ross Parker	166,667	$5,000
8/9/11	Debora Gordon	100,000	$3,000
8/9/11	David Barnard	166,667	$5,000
8/11/11	Warren Ross Parker	166,666	$5,000
8/22/11	Richard Jodion	66,667	$2,000

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