Form 10-K
period 2011-12-31
POWERDYNE INTERNATIONAL, INC.
filed 2012-03-30
CIK 1435617

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 :

For the fiscal year ended December 31, 2011

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

$ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at December 31, 2011

Common Stock, par value $0.0001	191,750,000 shares

Documents incorporated by reference: None

PART I

ITEM 1. BUSINESS

Powerdyne International, Inc. (the "Company") is a development stage company and has no operating history and has experienced losses since its inception. As shown in the financial statements, the Company has incurred an accumulated deficit of $1,052,059 from inception to December 31, 2011. The Company's certified public accountants have issued a note raising substantial doubt about the Company’s ability to continue as a going concern.

The Company is a development stage company planning to build and lease electrical generation technology and equipment. The Company was incorporated in the State of Delaware in September 2006 and was formerly known as Greenmark Acquisition Corporation ("Greenmark"). On February 7, 2011, Greenmark Acquisition and Powerdyne, Inc., a Nevada corporation (“Powerdyne Nevada”), merged with Greenmark as the surviving company. Powerdyne Nevada was formed in February 2010 in the State of Nevada and had limited operations until the time of its combination with the Company. As part of the merger, Greenmark Acquisition Corporation, the surviving entity, changed its name to Powerdyne International, Inc. Prior to the merger, Greenmark had no ongoing business or operations and was established for the purpose of completing mergers and acquisitions with a target company, such as Powerdyne Nevada.

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

Products

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

The Company has designed an innovative system using an air cooled radial engine, which is a traditional aircraft engine that has been modified to be able to drive a power generator for the Company’s product. The concept for using an air cooled radial engine to drive a generator posed operating difficulties due to the fact that the engine was not designed to run on gaseous fuels. Therefore, a completely new system for delivering a gaseous fuel to the engine had to be invented and developed. The Company's president and promoter, Dale P. Euga, pioneered a new system capable of delivering the gaseous fuel to the engine. Further testing and modifications have produced a solid state unit that efficiently delivers the fuel to the engine, resulting in a strong and reliable engine that can operate on any gaseous fuel with a sustained engine life and maximum horsepower.

The Company plans to develop its business in producing and distributing primary and supplemental electrical power generation equipment (“gensets”) under long term master equipment leases at a fixed rate. The Company is not an energy provider, but will manufacture, install and maintain its product (PDIGenset) (patent pending). Service and maintenance of the unit may be provided through a separate subsidiary of the company, which may be formed in the future at the Company’s election.

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

The basic business concept also addresses the secondary market of high altitude mining operations and any other primary power needs for isolated locations such as manufacturing or commercial users that consume large amounts of electrical power. The Company will build and deliver a completely packaged independent electrical generation unit(s) for specific primary power applications in remote locations or where independent power generation requirements demand a reliable and steady 24/7 source of electrical power. Unlike diesel driven generator sets that have a narrowly defined performance envelope, the PDIGenset outperforms traditional and diesel driven electrical power generation systems.

Prototypes

The Company has recently completed testing of the prototype of the PDIGenset. Previously, prior to the formation of the Company, the Company’s founder and CEO independently produced and tested an earlier version of the current prototype. The current prototype (designated as a Series 2 prototype) has completed the final phases of testing. The earlier version of the prototype (Series 1 prototype) was tested and results obtained from the bench testing of this earlier Series 1 prototype version.

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

The Market

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

Entry of the Company into the Market

The Company initially plans to enter selected target markets, namely Alaska, Puerto Rico, the Dominican Republic, the Caribbean Basin and South America.

The Company is the process of negotiating contracts with prospective customers in Puerto Rico who have expressed interest in the Company’s gensets. The Company has negotiated and is formalizing agreements with a principal supplier of natural gas, has met with favorable reception from the territorial government and has plans to operate under the terms of a Power Purchase Agreement (PPA) as a private service provider to PREPA (Puerto Rico Electrical Power Authority) as well as to local private commercial customers. Once it has established its presence in Puerto Rico, the Company intends to expand to the Virgin Islands and the Dominican Republic. The Company’s focus will be toward augmenting the applications of the independent power utility companies in these markets.

The market focus for Alaska will be the southern territories and the Aleutian chain. The Company believes that these locations require isolated and independent power production. The entire State of Alaska is under a federal mandate to replace diesel driven generators and dismantle the diesel tank farms. The Company intends to work in concert with AVEC (Alaskan Village Electric Cooperative), Alaska Power Company, Kodiak Electrical Cooperative, and the other cooperatives in a phased program to replace diesel driven units with the Company’s propane or natural gas powered units.

Shortly thereafter, or in conjunction therewith, the Company plans to enter the South American mining market. There are many high altitude mining operations that require heavy power generation, and the Company believes that its product unit is an ideal solution for these companies and projects.

Agreement with Merchant Banking Advisors, Inc.

The Company has engaged the services of Merchant Banking Advisors, Inc. (“MBA”) and its President, John Richardson, of Old San Juan, Puerto Rico to act as its financial advisor to establish a $5.0 million equipment financing program in Puerto Rico on behalf of the Company. The Company will pay MBA a success fee, contingent on the following: (a) the acceptance of MBA’s proposal by lenders, (b) their independent credit review and approval, (c) receipt and acceptance of funding proposals (commitment letters) by the Company, (d) acceptable documentation and (e) successful closing of the transactions. MBA is a registered financial advisor with the Commonwealth of Puerto Rico Office of the Commissioner of Financial Institutions. MBA is incorporated to conduct business in Puerto Rico and assists its clients in arranging financial solutions.

MBA is undertaking five principal activities: (1) collecting background information on the Company for simultaneous presentation to multiple potential lenders; (2) tracking the credit review and approval process; (3) receiving funding proposals (commitment letters) and recommending a course of action which optimizes the Company’s credit at a competitive cost; (4) collecting and disseminating all other information that lenders may require to complete the financing; and (5) coordinating the closing of each of the transactions. Upon presentation of this letter to the lender, MBA is authorized to collect its fees from the lender, as part of the closing costs incurred at closing and disbursement.

The Company will pay MBA a success fee equivalent to five percent (5.0%) of the total financing raised at each closing. This success fee shall be separate from any lender fees. If the Company continues to utilize the financing channels introduced to it by MBA following termination of the agreement with MBA, the Company must pay a break-up fee to MBA of $100,000 at the termination date. A $10,000 non-refundable work fee has already been previously remitted to MBA.

Agreement with Tiber Creek Corporation

In 2010, the Company (through Powerdyne Nevada) entered into a consulting agreement with Tiber Creek Corporation (“Tiber Creek”) whereby Tiber Creek would provide assistance to the Company in effecting transactions for the Company to become a public company, including causing the preparation and filing of a registration statement with the Securities and Exchange Commission, assisting with applicable state blue sky requirements, advising and assisting on listing its securities on a trading exchange, assisting in establishing and maintaining relationships with market makers and broker-dealers and assisting in other transactions, marketing and corporate structure activities. Tiber Creek received certain cash fees from the Company during 2010. In addition, 2,000,000 common shares of the Company were issued to each of Tiber Creek and IRAA Fin Serv, an unincorporated California business entity, and an affiliate of Tiber Creek, in connection with and related to the services provided by Tiber Creek to the Company (each of Tiber Creek and IRAA owned 500,000 common shares of the Company prior to the consulting agreement). The consulting agreement also provides that the shares issued to Tiber Creek shall be included in the registration statement to be filed by the Company. The consulting agreement further provides that the Company will not at any time take or allow any action (whether by reverse stock split or otherwise) which would have the effect of reducing the absolute number of Shares held by Tiber Creek.

Pricing

PDIGenset is priced to meet the customer’s needs. A 1-megawatt PDIGenset will be leased for a five year term, pursuant to a Master Equipment Lease that will provide for an initial deposit of $750,000, a monthly maintenance fee calculated at the rate of $0.015/kilowatt-hour and a monthly lease calculated at a rate per kilowatt-hour which will be dependent upon local fuel cost. With respect to target clients in Puerto Rico and Alaska, the Company estimates, based on its internal research and survey of customers and businesses in the area, that the minimum customer billing in Puerto Rico is $0.23 per kilowatt-hour and in Alaska, the rate starts at $0.32 per kilowatt-hour. The PDIGenset produces power for approximately $0.145 per kilowatt-hour, as demonstrated by the Company’s testing of its prototype. Therefore, the Company anticipates that a customer in Puerto Rico or Alaska that utilizes a PDIGenset would potentially realize a substantially lower cost for electricity by using the Company’s product.

The Company estimates that purchasing propane in Alaska costs approximately $2.40 per gallon as compared to $6.00 per gallon of diesel. Further, the Company estimates that diesel engines that are turning generators burn approximately 75 gallons of fuel per hour. Hence, the Company calculates propane fuel operational cost for its unit as approximately $166 per hour in Alaska (based on the per-gallon cost and a burn rate of 69 gallons of liquid propane per hour, based on its testing of the Series 1 prototype). The comparison for diesel fuel operational costs is approximately $450 per hour in Alaska (based on the per-gallon cost and a burn rate of 75 gallons of fuel per hour). The Company plans to add a profit margin of $0.05 per kilowatt hour, therefore, an estimated price to a purchaser would be $0.21 per kilowatt hour.

Additionally, in Puerto Rico, the Company plans to use liquefied natural gas (LNG) for fuel instead of propane. The Company estimates that the cost per gallon of LNG delivered is approximately $1.97. Based on Series 1 prototype testing and a tested burn rate of 69 gallons per hour, the cost of LNG equates to only $136 per hour. As a result, after adding a mark-up of $0.05 per kilowatt hour, the Company plans to offer power for only $0.185 per kilowatt hour.

Series 2 prototype testing exhibited 49.35 gallons of propane consumed per hour. The Company estimates that the cost of propane fuel in Puerto Rico is approximately $1.93 per gallon, which equates to a total cost of $95 per hour when using the Series 2 prototype. As a result, the operational cost for the Company for the Series 2 prototype is only $0.095 per kilowatt hour, and would be $0.145 per kilowatt hour with a mark-up of $0.05 per kilowatt hour envisioned by the Company.

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

Employees

The Company presently has three (3) employees and a total of five (5) executive officers. Mr. Euga, Mr. Caromile and Ms. Madison are eligible to receive a salary; the remaining officers receive no salaries or other compensation and are currently not eligible for any salaries. The remaining officers will not receive any compensation until, and if, the Company raises or procures adequate capital (through operations, financings or otherwise) to pay such compensation. As of 2011, the Company has temporarily suspended payments or accruals of salaries to these officers, in order to conserve the Company’s working capital.

Of the Company’s officers, only Mr. Euga, Mr. Barton and Mr. Caromile are employed by the Company in a full-time capacity. The Company has no other employees but expects that it will hire additional personnel upon raising additional capital and as the Company expands.

Following the raising of adequate capital in the future, the Company plans to hire aircraft engine mechanics to work and serve on the assembly line to manufacture the engines.

Subsidiaries

Currently, the Company has no subsidiaries.

Reports to Security Holders

The Company has filed a registration statement on Form S-1, under the Securities Act of 1933, with the Securities and Exchange Commission with respect to the sale of shares of its common stock by the holders thereof.

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

The Company's documents filed with the Securities and Exchange Commission may be inspected at the Commission's principal office in Washington, D.C. Copies of all or any part of any filing may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street N.E., Washington, D.C. 20549. Call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. All of the Company’s filings may be located under the CIK number 0001435617.

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

ITEM 3. LEGAL PROCEEDINGS

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party except as discussed below.

The Company has asserted a claim against a former employee for $5,000 for funds advanced to the former employee. The former employee has asserted a claim against the Company in response. It is the opinion of the Company's legal counsel that the former employee's claim is without merit and is an attempt to avoid paying the Company's demand for $5,000.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the Company’s common stock. The Company has filed with the Securities and Exchange Commission a registration statement on Form S-1 pursuant to the Securities Act of 1933 for the offer and sale up to 71,535,166 shares of common stock at $0.15 per share owned by current shareholders.

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

The Company has issued the following securities during the period covered by this report. All such securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering, as noted below. Each of these transactions was issued as part of a private placement of securities by the Company in which (i) no general advertising or solicitation was used, and (ii) the investors purchasing securities were acquiring the same for investment purposes only, without a view to resale. Furthermore, no underwriters participated or effectuated any of the transactions specified below. Also, no underwriting discounts or commissions applied to any of the transactions set forth below. All potential investors were contacted personally and possessed at the time of their investment bona fide substantive, pre-existing business relationships with the Company and/or its officers, directors and affiliates. No potential investors were contacted through other means, and no general advertising or general solicitation was used to solicit any investors. All investors were solicited in compliance with the safe harbor exemption provided by Rule 506 of Regulation D. To date, no more than 35 unaccredited investors have participated in the offering, in compliance with the safe-harbor requirements of Rule 506. The Company has filed a Form D with the Commission with respect to this continuing Regulation D private offering.

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

From February 8, 2011 through March 25, 2011, the following shares of common stock were issued by the Company to the shareholders named below pursuant to executed subscription agreements:

Date	Shareholder Name	Number of Shares	Consideration

3/14/11	Todd Madison	166,667	$5,000
3/14/11	Carol B Read Trust	333,333	$10,000
3/15/11	Paul Kieltyka	66,667	$2,000
3/18/11	Debra Gordan	100,000	$3,000
3/18/11	Jeffrey Reed	333,333	$10,000
3/19/11	Nancy Covell	50,000	$1,500
3/23/11	Mildred Connor	166,667	$5,000
3/25/11	Jinraj Joshipura	333,333	$10,000
3/25/11	Cliff Prazeres	33,333	$1,000

From March 26, 2011 through November 30 2011, the following shares of common stock were sold by the Company to the shareholders named below.

Date	Shareholder Name	Number of Shares	Consideration

5/2/11	Patricia Maier	500,000	$15,000
8/8/11	Robert Maier	333,333	$10,000
8/9/11	Larry Rodammer	1,000,000	$10,000
8/9/11	Warren Ross Parker	166,667	$5,000
8/9/11	Debora Gordon	100,000	$3,000
8/9/11	David B. Barnard	166,667	$5,000
8/11/11	Warren Ross Parker	166,666	$5,000
8/22/11	Richard Jodion	66,667	$2,000
10/25/11	Clinton Read	83,333	$2,500
11/2/11	David B. Barnard	166,666	$5,000

Subsequent to the period covered by this report, the Company has issued the following shares of its common stock:

In January 2012, 500,000 shares of common stock were issued by the Company to James Vargos as shares issued to a consultant in connection with services for the Company. No monetary consideration was received by the Company for such shares. Mr. Vargos provides accounting and financial services for the Company and he received the shares on account of such services for the Company.

From January 13 2012 to March 23, 2012, the following shares of common stock were sold by the Company to the shareholders named below.

Date	Shareholder Name	Number of Shares	Consideration

1/13/12	David W. Barnard	200,000	$6,000
117/12	Robert Maier	166,667	$5,000
1/17/12	David B. Barnard	166,667	$5,000
1/26/12	AMCANCO, LLC	333,333	$10,000
3/12/2012	Robert Maier	100,000	$3,000

ITEM 6. SELECTED FINANCIAL DATA.

There is no selected financial data required to be filed for a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Powerdyne International, Inc. (the "Company") is a development stage company and has no operating history and has experienced losses since its inception. As shown in the financial statements, the Company has incurred an accumulated deficit of $1,052,059 from inception to December 31, 2011. The Company's independent auditors have issued a report questioning the Company's ability to continue as a going concern. The Company has not established a revenue source other than capital invested by shareholders and has had no sales nor received revenues since inception through December 31, 2011.

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

The Company has filed with the Securities and Exchange Commission a registration statement on Form S-1 for the offer and sale of up to 71,535,166 shares of Common Stock by the holders thereof. The registration statement has not been declared effective and no sales have been made.

Revenues

The Company did not generate revenues during the years ended December 31, 2011 and 2010, respectively

Results of Operations - The year ended December 31, 2011 compared to the year ended December 31, 2010:

During the years ended December 2011 and 2010 total operating expenses were $742,921 and $306,270, respectively. The increase related to the selling, general and administrative expenses was approximately $437,000. This increase resulted primarily from the increase in officers and director salaries of approximately $147,000, of which approximately $117,000 remains accrued and unpaid, employee stock compensation of approximately $325,000, a decrease in consulting, professional and outside services of approximately $36,000, and increases in wages and salaries paid of approximately $27,000, legal and accounting fees of approximately $39,000 and travel expenses of approximately $11,000. In addition, there was an increase in general factory expense of $49,000, which includes expenses such as rents, parts & hardware, utilities, equipment rentals, factory supplies and insurance.

During the years ended December 31, 2011 and 2010, the net loss was $745,789 and $306,270, respectively.

Liquidity and Capital Resources

As of December 31, 2011 and 2010, the Company had working capital deficit of approximately $105,780 and $37,078, respectively. The decrease in working capital in 2011 of approximately $69,000 was resulted primarily from purchases of fixed asset equipment. For the year from December 31, 2010 to December 31, 2011, Powerdyne International, Inc. had approximately $15,000 of net cash increase. The cash used by operations of approximately $323,000 was primarily due to net loss from operations of $746,000 less add backs of approximately $325,000 of employee stock compensation and the increase of approximately $94,000 of accrued but unpaid expenses. Of the total cash provided by financing activities of approximately $450,000, approximately $111,000 was used to purchase equipment and remaining amount for working capital and operating activities.

For the period from February 2, 2010 (inception) to December 31, 2011, the Company had approximately $18,000 of net cash increase. The cash used by operations of approximately $429,000 was primarily due to net loss from operations of $1,052,059 less add backs of approximately $485,000 of employee stock compensation and approximately $135,000 of accrued but unpaid expenses. Of the total cash provided from financing activities of approximately $580,000, approximately $133,000 was used to purchase equipment and remaining amount for working capital and operating activities.

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

Alternative Financial Planning

The Company has no alternative financial plans, other than the equipment financing options discussed above. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering, the Company’s ability to survive as a going concern and implement any part of its business plan or strategy will be severely jeopardized.

Development Stage and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff and raising capital. Accordingly, the Company is considered to be in the development stage. The Company has not generated revenues from its operations, and there is no assurance of future revenues. As of December 31, 2011, the Company had an accumulated deficit from inception of approximately $1,052,059.

The Company’s activities will necessitate significant uses of working capital beyond 2011. Near term capital requirements will include employee costs, prototype refinement and testing costs and sales and marketing costs, and such expenses are expected to total approximately $7,000 per month in the near-term. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s continued research and development efforts and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities. The Company currently incurs, and expects to continue to incur, a monthly cash expense of approximately $3,000 to $5,000 (which consists of minimal employee costs and a minimal level of prototype testing and refinement activity). As of December 31, 2011, the Company had approximately $17,664 of cash and cash equivalents available.

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

Critical Accounting Policies

Use of Estimates

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

The Company believes that the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its financial statements:

Fair Value of Financial Instruments

The Company’s financial instruments include cash and accrued liabilities. The estimated fair value of these instruments approximates its carrying amount due to the short maturity of these instruments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and Report of Independent Registered Accounting Firm for the years ended December 31, 2011 and 2010 are attached to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no disagreements on any matter of accounting principle or practice, financial statement disclosure or audit scope or procedure with its accountant.

ITEM 9A. CONTROLS AND PROCEDURES

Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer and principal financial and accounting officer. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, they believe that the Company's disclosure controls and procedures are effective in gathering ,analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. Both officers are directly involved in the day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's president and principal financial and accounting officer conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Anton & Chia the independent registered public accounting firm, has not issued an attestation report on the effectiveness of the internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

The officers and directors of the Company have not made any changes during its fourth fiscal quarter that materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K during the fourth quarter covered by this Form 10-K not otherwise reported.

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

Legal Proceedings

There are currently no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 11. EXECUTIVE COMPENSATION

Description of Compensation Table

				Aggregate				All	Annual
		Annual	Annual	Accrued		Stock	Compen -	Other	Comp-
		Payments	Payments	Salary Since		And	sation	Comp-	ensation
Name/Position	Year	Salary	Made	Inception	Bonus	Options	Plans	ensation	Total

Dale P. Euga	2011	$62,500	7,506	54,940	0	0	0	0	62,500
President	2010	$5,793	5,793	0	0	0	0	0	5,793

Arthur M. Read II, Esq.	2011	$50,000	0	50,000	0	0	0	0	50,000
Vice President	2010	$0	0	0	0	120,000	0	0	120,000

As of December 31, 2011, accrued compensation was due to the Company’s management in the total amount of $117,013, representing the total remaining from accruals of compensation made for each of the five executive officers up through the first quarter of 2011. Since April 1, 2011, no further accruals of compensation have been made. Other than with respect to Mr. Read (as a result of shares issued to him in December 2010), no executive officer has received total compensation in excess of $100,000 in the Company's fiscal years ended as of December 31, 2010 and December 31, 2011, respectively (see discussion immediately below regarding shares of stock granted to officers, and classification of shares granted to Mr. Euga as non-compensatory). Upon successful completion by the Company of a public offering in the future, however, certain management personnel will receive such compensation as is discussed below in “Anticipated Officer and Director Remuneration”.

Each of the officers has received certain shares of common stock in the Company. With respect to Mr. Euga, all shares that he has received to date have been in respect of his role as a founder and initial proponent of the Company. Accordingly, the Company has not recorded any compensation expense in respect of any shares held by Mr. Euga in the Company nor do such shares issued to Mr. Euga represent compensation that was paid to Mr. Euga. With respect to the other four officers of the Company, shares issued to such officers were recorded at a fair market value of $0.01 per share for purposes of calculating a compensation expense to the Company during the years ended 2010 and 2011, respectively.

Other than with respect to Mr. Euga, Mr. Caromile and Ms. Madison (each of whom received cash compensation from the Company in 2011), there are no current plans to pay or distribute cash or non-cash bonus compensation to officers of the Company, until such time as the Company is profitable or experiences positive cash flow. However, the Board of Directors may allocate salaries and benefits to the officers in its sole discretion. No such person is subject to a compensation plan or arrangement that results from his or her resignation, retirement, or any other termination of employment with the company or from a change in control of the company or a change in his or her responsibilities following a change in control. The members of the board of directors may receive, if the board of directors so decides, a fixed fee and reimbursement of expenses, for attendance at each regular or special meeting of the board of directors, although no such program has been adopted to date. The Company currently has no retirement, pension, or profit-sharing plan covering its officers and directors; however, the Company plans to implement certain such benefits after sufficient funds are realized or raised by the Company (see “Anticipated Officer and Director Remuneration” below.)

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

The employment agreement with Mr. Euga, as of January 2011, provides four (4) weeks paid vacation per year starting at the 50th week of employment (with an additional week added every successive year thereafter, up to eight (8) weeks maximum). Such letter provides Mr. Euga with a base salary of two hundred and fifty thousand dollars ($250,000.00) per year and eligibility for a cash bonus at the sole discretion of the board of directors (based upon individual performance and the financial success of the Company as a whole).

Such agreement also agreed to compensate Mr. Euga for hours worked for the Company without pay from August 1, 2010 through January 22, 2011 at the rate of one hundred dollars ($100.00) per hour. However, because the Company was and currently is unable to make such payments, the wages earned will not be paid until cash flow and profitability allow but will instead be accrued by the Company until payment can be made. Mr. Euga was also given fifty-one percent (51%) of the authorized and issued shares of common stock in the company at par value of $0.0001 per share, or at least 102,000,000 shares of common stock of the Company (based on the number of shares of the Company outstanding at such time of 200,000,000). As further shares of common stock are issued by the Company, Mr. Euga will automatically receive additional shares so that his ownership interest will never fall below 51.0% of the total outstanding shares of common stock of the Company. The employment agree states that if the Company establishes profit sharing, 401(k) or other retirement account plans for employees, or medical or life insurance as a benefit of employment, these benefits will also become available to Mr. Euga at such time. If Mr. Euga is required to relocate, the Company agrees to pay or reimburse the reasonable costs of relocation. The Company also agrees to provide Mr. Euga with a suitable motor vehicle and a Company gasoline card with which to pay for gasoline and maintenance. The vehicle may be used for private use, and Mr. Euga shall also have the right to purchase the vehicle from the Company subject to certain terms and conditions. The employment agreement also provides that if the Company receive any royalties for the licensing or the other use of any patent which Mr. Euga was the principal of, he will be paid a percentage of the royalties received, not to exceed twenty (20%) percent.

The employment agreement of Mr. Euga described above was modified in June 2011 to state that accruals and payments of salary would end effective April 1, 2011. Further, accrual and payment of salary would only occur when the Company determines that it has appropriate positive cash flow and/or profitability to perform the same. In addition, accrual and payment for expenses and time incurred during the fiscal year ended December 31, 2010 ceased as well, until such time when the Company experiences positive cash flow and/or profitability (the Company will address these past service items through performance bonuses, at its discretion).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of the date of this report regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person.

		Number of Shares of	Percent
Name	Position	Common Stock	of Class (1)

Dale P. Euga	President and Director	103,473,334	54%
Arthur M. Read, II, Esq.	Vice President and Director	12,000,000	6%
Edwin S. Barton, II	Chief Operating Officer	6,833,333	4%
Stephen L. Caromile	Vice President	6,000,000	3%
Linda H. Madison	Secretary	1,000,000	*
Eric Foster	5% shareholder	18,000,000	9%

Total owned by officers and directors		129,306,667	67%

* Less than 1%

(1) Based upon 193,216,666 shares outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

James Cassidy, a partner in the law firm which acts as counsel to the Company, is the sole owner and director of Tiber Creek Corporation which owns 2,500,000 shares of the Company's common stock. Mr. Cassidy was a promoter of the Company prior to the change of control of the Company.. Tiber Creek received consulting fees of $75,000 from the Company and has received shares in the Company. Tiber Creek and its affiliate, IRAA Fin Serv, an unincorporated California business entity, each own 2,500,000 shares in the Company.

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

From time to time, the Company advances amounts to stockholders, as well as receives payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. The balance of advances from stockholder as of December 31, 2011 and 2010 was $0 and $2,975, respectively. The balance of advances to stockholder as of December 31, 2011 and 2010 was $11,321 and $4,369, respectively.

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

December 31, 2011	December 31, 2010

$28,853	$13,650

Tax Fees

The Company incurred $0 for tax related services.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended December 31, 2011 and 2010.

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

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Powerdyne International Inc.:

We have audited the accompanying balance sheets of Powerdyne International Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2011 and for the period from inception (February 2, 2010) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of Powerdyne International Inc. as of December 31, 2011 and 2010, and the results of its operations and cash flows for the year ended December 31, 2011 and for the period from inception (February 2, 2010) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred an accumulated deficit of $1,052,059 from inception to December 31, 2011. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

March 29, 2012

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash	$17,664	$2,059
Prepaid expenses	1,817	1,817
Advances to stockholder	16,096	4,369
Total current assets	35,577	8,245

Equipment, net	129,821	21,793

Total Assets	$165,398	$30,038

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	$135,626	$42,348
Advances from stockholder	4,775	2,975
Tax payable	956	-
Total current liabilities	141,357	45,323
Total Liabilities	141,357	45,323

Stockholders' Equity (Deficit)
Common stock; $0.0001 par value; 300,000,000 shares
authorized, 191,750,000 shares issued and outstanding
as of December 31, 2011 and 205,000,000 shares issued and
outstanding as of December 31, 2010	19,175	20,500
Common stock subscribed	-	191,900
Additional paid-in capital	1,056,925	140,500
Common stock subscritions receivable	-	(61,915)
Accumulated deficit	(1,052,059)	(306,270)
Total Stockholders' Equity (Deficit)	24,041	(15,285)

Total Liabilities and Stockholders' Equity (Deficit)	$165,398	$30,038

The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the period from
	For the year ended	From Inception to	February 2, 2010 (Inception)
	December 31, 2011	December 31, 2010	to December 31, 2011
Revenues	$-	$-	$-
Cost of revenues	-	-	-
Gross profit	-	-	-
Operating expenses	742,921	306,270	1,049,191
Loss from operations	(742,921)	(306,270)	(1,049,191)

Income tax expense	2,868	-	2,868

Net loss	$(745,789)	$(306,270)	$(1,052,059)

Basic and diluted loss per common share	$(0.00)	$(0.03)
Basic and diluted weighted average common
shares outstanding	191,836,301	12,084,337

The accompanying notes are an integral part of these financial statements .

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) For the period from February 2, 2010 (Inception) to December 31, 2011

	Common Stock		Common Stock	Additional Paid-In	Common Stock Subscriptions	Accumulated	Total Stockholders' Equity
	Shares	Amount	Subscribed	Capital	Receivable	Deficit	(Deficit)
Balance, February 2, 2010 (Inception)	1,000,000	$100	$-	$900	$-	$-	$1,000

Common stock subscribed	-	-	191,900	-	(61,915)	-	129,985
Stock issued for change in control	188,000,000	18,800	-	(18,800)	-	-	-
Stock issued for services	16,000,000	1,600	-	158,400	-	-	160,000
Net loss	-	-	-	-	-	(306,270)	(306,270)

Balance, December 31, 2010	205,000,000	20,500	191,900	140,500	(61,915)	(306,270)	(15,285)

Recapitalization shares contributed from
reverse merger agreement	(84,526,666)	(8,453)	-	8,453	-	-	-
Issuance pursuant to merger
agreement for services - fair valued	32,500,000	3,250	-	321,750	-	-	325,000
Issuance per cash considerations in
relation to the stockholder subscription	36,026,666	3,603	(191,900)	523,997	(102,200)	-	233,500
Common stock issued	2,750,000	275	-	62,225	164,115	-	226,615
Net loss	-	-	-	-	-	(745,789)	(745,789)

Balance, December 31, 2011	191,750,000	$19,175	$-	$1,056,925	$-	$(1,052,059)	$24,041

The accompanying notes are an integral part of these financial statements .

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			From February 2, 2010
	For the year ended	From Inception to	(Inception) to
	December 31, 2011	December 31, 2010	December 31, 2011
Operating Activities:
Net loss	$(745,789)	$(306,270)	$(1,052,059)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	3,242	-	3,242
Stock compensation	325,000	160,000	485,000
Changes in operating assets and liabilities:
Prepaid expenses	-	(1,817)	(1,817)
Accrued expenses	93,278	42,348	135,626
Tax payable	956	-	956
Net cash used by operating activities	(323,313)	(105,739)	(429,052)

Investing Activities:
Purchase of equipment	(111,270)	(21,793)	(133,063)
Net cash used by investing activities	(111,270)	(21,793)	(133,063)

Financing Activities:
Advances to stockholder	(11,727)	(4,369)	(16,096)
Advances from stockholder	1,800	2,975	4,775
Proceeds from issuance of common stock	460,115	130,985	591,100
Net cash provided by financing activities	450,188	129,591	579,779

Net change in cash	15,605	2,059	17,664
Cash, beginning of period	2,059	-	-
Cash, end of period	$17,664	$2,059	$17,664

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$1,912	$-	$1,912

The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

2. REVERSE MERGER ACCOUNTING

On February 7, 2011, Greenmark Acquisition Corporation, which was a publicly held Delaware shell corporation with no operations merged with Powerdyne, Inc. Upon closing of the transaction, Greenmark Acquisition Corporation, the surviving corporation in the merger, change its name to Powerdyne International, Inc.

The merger is being accounted for as a reverse-merger, and recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”). Powerdyne, Inc. is the acquirer for financial reporting purposes and the Company is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of Powerdyne, Inc. and have been recorded at the historical cost basis of Powerdyne, Inc., and the financial statements after completion of the merger include the assets and liabilities of the Company and Powerdyne, Inc., historical operations of Powerdyne, Inc. and operations of the Company from the closing date of the Merger. Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the merger.

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

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

Development Stage and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage as defined in GAAP. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of December 31, 2011, the Company had an accumulated deficit from inception of $1,052,059.

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

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company.

Use of Estimates

In preparing these condensed financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and accrued liabilities. The estimated fair value of these instruments approximates its carrying amount due to the short maturity of these instruments.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2011 and 2010.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company may maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Equipment, net

Equipment is stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The machinery and equipment, previously classified as ‘construction in process’ was placed into service on October 1, 2011 and the Company began to depreciate the assets at that time. The equipment is depreciated over 10 years on a straight-line basis. Vehicles are depreciated over 5 years using the straight-line basis. Depreciation expense for the years ended December 31, 2011 and 2010 was $3,242 and $0, respectively, and $3,242 for the period from inception to December 31, 2011.

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

Income Taxes

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109), (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In 2010, the Company adopted Accounting for Uncertain Income Taxes under the provisions of ASC 740. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company did not recognize any additional liability for unrecognized tax benefits as a result of the adoption of ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Our tax provision determined using an estimate of our annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Income taxes payable as of December 31, 2011 and December 31, 2010 was $956 and $0, respectively. Income taxes paid for the years ended December 31, 2011 and 2010 were $1,912 and $0, respectively.

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

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same.   As of December 31, 2011 and 2010, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share:

	Year Ended	From Inception to
	December 31, 2011	December 31, 2010
Loss available for common shareholder	$(745,789)	$(306,270)
Basic and fully diluted loss per share	$(0.00)	$(0.03)
Weighted average common shares outstanding - basic and diluted	191,836,301	12,084,337

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

During February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855)”. The amended guidance in ASU 2010-09 states that an entity that is an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued, but is not required to disclose the date through which subsequent events have been evaluated.

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

5. EQUIPMENT - NET

Equipment consists of the following as of December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010
Vehicles	$1,976	$-
Machinery and equipment	131,087	21,793
Less accumulated depreciation	(3,242)	-
Total equipment - net	$129,821	$21,793

Machinery and equipment is stated at cost and depreciated on a straight-line basis over an estimated useful life of 10 years. The machinery and equipment that was previously classified as ‘construction in process,’ was placed into service on October 1, 2011. Total depreciation expense for the years ended December 31, 2011 and 2010 was $3,242 and $0, respectively.

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

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

6. COMMON STOCK (CONTINUED)

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

Starting in June 2010, the Company entered into various stockholder subscription agreements with private investors in order to provide working capital for the Company. The agreements were sold to private investors at $0.01 to $0.03 per share in various share amounts. The agreement stipulated that the shares of common stock would not be issued to the investors until the execution of the reverse merger agreement and subsequent Initial Public Offering. During fiscal year 2010, the Company raised $191,900 from the stockholder subscription agreements for the purchase of 19,190,000 shares of common stock. The Company had $61,915 in common stock subscription receivable as of December 31, 2010. The 19,190,000 shares of common stock were issued on February 8, 2011.

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

During the year ended December 31, 2011 the Company raised an additional $398,200 from the stockholder subscription agreements for the purchase of 19,586,664 shares of common stock. In total, the Company has raised $590,100 in cash from common stock subscriptions.

7. RELATED PARTY

From time to time, the Company advances amounts to stockholders, as well as receives payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. The balance of advances from stockholder as of December 31, 2011 and 2010 was $0 and $2,975, respectively. The balance of advances to stockholder as of December 31, 2011 and 2010 was $11,321 and $4,369, respectively. Besides, as stated in Note 9, the Company has signed a real property rental agreement with a related party for its manufacturing facilities that begins January 1, 2012. For the interim, the Company has agreed to reimburse this related party for utility expenses while the negotiations proceed. The amount of utility paid to the related party for the years ended December 31, 2011 and 2010 was $2,953 and $0, respectively.

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

8. MEMORANDUM OF UNDERSTANDING

The Company entered into a Memorandum of Understanding (MoU) with Turning Mill, LLC, a Massachusetts company that has developed a business model that utilizes various federal and state renewable energy programs. The MoU sets forth a framework for the companies to begin to collaborate in the clean, renewable energy market place.

9. COMMITMENTS AND CONTINGENCIES

Lease Commitments

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

10. RESTATEMENT

The Company has restated its financial statements for the period ended December 31, 2010. Subsequent to the filing of the original financial statements, management identified an omission in the financial statement. In December 2010, Greenmark issued 16,000,000 shares of its common stock for services rendered on behalf of Powerdyne Inc. The shares were valued at their estimated fair value of $0.01 per share for a total compensation of $160,000. The Company did not record the $160,000 expense for the services rendered. The effect of this correction was to increase net loss for the period from inception to December 31, 2010 from $146,270, as previously reported, to $306,270.

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2011 and 2010

11. SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 27, 2012, the date upon which the financial statements were issued.

In January 2012, the Company issued 500,000 shares of common stock to a consultant for services rendered.

From January 13, 2012 to March 27, 2012, the Company sold a total of 966,667 shares of common stock to investors at $0.03 per share.

On February 6, 2012, the Company signed a “Developers License Agreement” with AMCANCO, LLC (“AMCANCO”), a limited liability corporation organized and existing in Massachusetts. AMANCO has agreed to use its resources and interest to develop renewable energy projects utilizing the Company’s generator set technology.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERDYNE INTERNATIONAL, INC.

	By:	/s/ Dale P. Euga
President and Principal executive officer
Dated: March 29, 2012

	By:	/s/ Linda H. Madison
Principal financial officer

Dated: March 29, 2012

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

Dale P. Euga	Director	March 29, 2012

Arthur M. Read, II, Esq.	Director	March 29, 2012