Form 10-K/A
period 2011-12-31
POWERDYNE INTERNATIONAL, INC.
filed 2012-04-19
CIK 1435617

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The employment agreement with Mr. Euga, as of January 2011 (as clarified in April 2012), provides four (4) weeks paid vacation per year starting at the 50th week of employment (with an additional week added every successive year thereafter, up to eight (8) weeks maximum). Such letter provides Mr. Euga with a base salary of two hundred and fifty thousand dollars ($250,000.00) per year and eligibility for a cash bonus at the sole discretion of the board of directors (based upon individual performance and the financial success of the Company as a whole). Such agreement also agreed to compensate Mr. Euga for hours worked for the Company without pay from August 1, 2010 through January 22, 2011 at the rate of one hundred dollars ($100.00) per hour. However, because the Company was and currently is unable to make such payments, the wages earned will not be paid until cash flow and profitability allow but will instead be accrued by the Company until payment can be made. Mr. Euga is entitled to automatically receive additional shares in the Company so that his ownership interest will never fall below 51.0% of the total outstanding shares of common stock of the Company. The employment agreement states that if the Company establishes profit sharing, 401(k) or other retirement account plans for employees, or medical or life insurance as a benefit of employment, these benefits will also become available to Mr. Euga at such time. If Mr. Euga is required to relocate, the Company agrees to pay or reimburse the reasonable costs of relocation. The Company also agrees to provide Mr. Euga with a suitable motor vehicle and a Company gasoline card with which to pay for gasoline and maintenance. The vehicle may be used for private use, and Mr. Euga shall also have the right to purchase the vehicle from the Company subject to certain terms and conditions. The employment agreement also provides that if the Company receive any royalties for the licensing or the other use of any patent which Mr. Euga was the principal of, he will be paid a percentage of the royalties received, not to exceed twenty (20%) percent.

The employment agreement of Mr. Euga described above was also modified in June 2011 to state that accruals and payments of salary would end effective April 1, 2011. Further, accrual and payment of salary would only occur when the Company determines that it has appropriate positive cash flow and/or profitability to perform the same. In addition, accrual and payment for expenses and time incurred during the fiscal year ended December 31, 2010 ceased as well, until such time when the Company experiences positive cash flow and/or profitability (the Company will address these past service items through performance bonuses, at its discretion).

The employment agreement with Mr. Read, as of January 2011, provides four (4) weeks paid vacation per year starting at the 50th week of employment (with an additional week added every successive year thereafter, up to eight (8) weeks maximum). Such letter provides Mr. Read with a base salary of two hundred thousand dollars ($200,000.00) per year and eligibility for a cash bonus at the sole discretion of the board of directors (based upon individual performance and the financial success of the Company as a whole). Such agreement also agreed to compensate Mr. Read for hours worked for the Company without pay from August 1, 2010 through January 22, 2011 at the rate of one hundred dollars ($100.00) per hour. However, because the Company was and currently is unable to make such payments, the wages earned will not be paid until cash flow and profitability allow but will instead be accrued by the Company until payment can be made. Mr. Read was also given six percent (6%) of the authorized and issued shares of common stock in the company at par value of $0.0001 per share, or at least 12,000,000 shares of common stock of the Company (based on the number of shares of the Company outstanding at such time of 200,000,000). As further shares of common stock are issued by the Company, Mr. Read will automatically receive additional shares so that his ownership interest will never fall below 6.0% of the total outstanding shares of common stock of the Company. The employment agreement states that if the Company establishes profit sharing, 401(k) or other retirement account plans for employees, or medical or life insurance as a benefit of employment, these benefits will also become available to Mr. Read at such time. If Mr. Read is required to relocate, the Company agrees to pay or reimburse the reasonable costs of relocation. The Company also agrees to provide Mr. Read with a suitable motor vehicle and a Company gasoline card with which to pay for gasoline and maintenance. The vehicle may be used for private use, and Mr. Read shall also have the right to purchase the vehicle from the Company subject to certain terms and conditions.

The employment agreement of Mr. Read described above was modified in June 2011 to state that accruals and payments of salary would end effective April 1, 2011. Further, accrual and payment of salary would only occur when the Company determines that it has appropriate positive cash flow and/or profitability to perform the same. In addition, accrual and payment for expenses and time incurred during the fiscal year ended December 31, 2010 ceased as well, until such time when the Company experiences positive cash flow and/or profitability (the Company will address these past service items through performance bonuses, at its discretion).

The employment agreement with Mr. Barton, as of February 2011, provides four (4) weeks paid vacation per year starting at the 50th week of employment (with an additional week added every successive year thereafter, up to eight (8) weeks maximum). Such letter provides Mr. Barton with a base salary of one hundred and twenty-five thousand dollars ($125,000.00) per year and eligibility for a cash bonus of up to fifty thousand dollars ($50,000) at the sole discretion of the Company (based upon individual performance and the financial success of the Company as a whole). Mr. Barton would become eligible to receive his salary upon winding up on his other business and on assuming duties at the Company in a full-time capacity. Such agreement also agreed to compensate Mr. Barton for hours worked for the Company prior to such time at the rate of sixty dollars ($60.00) per hour. However, because the Company was and currently is unable to make such payments, the wages earned will not be paid until cash flow and profitability allow but will instead be accrued by the Company until payment can be made. Mr. Barton was also given eligibility to receive 6,000,000 issued shares of common stock in the company at par value of $0.0001 per share. The employment agreement states that if the Company establishes profit sharing, 401(k) or other retirement account plans for employees, or medical or life insurance as a benefit of employment, these benefits will also become available to Mr. Barton at such time. If Mr. Barton is required to relocate, the Company agrees to pay or reimburse the reasonable costs of relocation. The Company also agrees to provide Mr. Barton with a suitable motor vehicle and a Company gasoline card with which to pay for gasoline and maintenance. The vehicle may be used for private use, and Mr. Barton shall also have the right to purchase the vehicle from the Company subject to certain terms and conditions. The employment agreement also provides that if the Company receive any royalties for the licensing or the other use of any patent which Mr. Barton was the principal of, he will be paid a percentage of the royalties received, not to exceed twenty (20%) percent.

The employment agreement of Mr. Barton described above was modified in June 2011 to state that accruals and payments of salary would end effective April 1, 2011. Further, accrual and payment of salary would only occur when the Company determines that it has appropriate positive cash flow and/or profitability to perform the same. In addition, accrual and payment for expenses and time incurred during the fiscal year ended December 31, 2010 ceased as well, until such time when the Company experiences positive cash flow and/or profitability (the Company will address these past service items through performance bonuses, at its discretion).

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

Anticipated Officer and Director Remuneration

Other than as set forth above, the Company has not paid any compensation to any officer or director. The Company intends to pay annual salaries to all its officers and will pay an annual stipend to its directors when, and if, it completes a primary offering for the sale of securities and/or the Company reaches profitability and/or experiences positive cash flow. At such time, the Company anticipates offering cash and non-cash compensation to officers and directors.

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

POWERDYNE INTERNATIONAL, INC.

Dated: April 18, 2012	By:	/s/ Dale P. Euga
President and Principal executive officer

Dated: April 18, 2012	By:	/s/ Linda H. Madison
Principal financial officer

Dated: April 18, 2012	By:	/s/ Linda H. Madison
Principal accounting officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE
/s/ Dale P. Euga /s/ Linda H. Madison /s/ Linda H. Madison	President and Principal executive officer Principal financial officer Principal accounting officer	April 18, 2012 April 18, 2012 April 18, 2012
/s/ Dale P. Euga	Director	April 18 2012

/s/ Arthur M. Read, II, Esq.	Director	April 18, 2012