Form 10-Q
period 2012-03-31
POWERDYNE INTERNATIONAL, INC.
filed 2012-05-15
CIK 1435617

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2012

Common Stock, par value $0.0001	193,216,667 shares

Documents incorporated by reference:            None

PART I

ITEM 1.   FINANCIAL STATEMENTS

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2012 and 2011

INDEX TO FINANCIAL STATEMENTS

(Unaudited)

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)

ASSETS

Current Assets:
Cash	$9,711	$17,664
Prepaid expenses	784	1,817
Advances to stockholder	11,321	11,321
Total current assets	21,816	30,802

Equipment, net	126,245	129,821

Total Assets	$148,061	$160,623

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$130,855	$135,626
Due to related party	900	—
Tax payable	—	956
Total current liabilities	131,755	136,582
Total Liabilities	131,755	136,582

Stockholders' Equity:
Common stock; $0.0001 par value; 300,000,000 shares authorized, 193,216,667 shares issued and outstanding as of March 31, 2012 and 191,750,000 shares issued and outstanding as of December 31, 2011	19,322	19,175
Additional paid-in capital	1,090,778	1,056,925
Accumulated deficit	(1,093,794)	(1,052,059)
Total Stockholders' Equity	16,306	24,041

Total Liabilities and Stockholders' Equity	$148,061	$160,623

Page 2	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the period from
	Months Ended	Months Ended	February 2, 2010 (inception)
	March 31, 2012	March 31, 2011	to March 31, 2012

Revenues	$-	$-	$-
Cost of revenues	-	-	-
Gross profit	-	-	-
Operating expenses	41,735	575,087	1,090,926

Loss from operations	(41,735)	(575,087)	(1,090,926)

Income tax expense	—	956	2,868

Net loss	$(41,735)	$(576,043)	$(1,093,794)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	192,845,605	188,577,778

Page 3	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the period from February 2, 2010 (Inception) to March 31, 2012

				Additional			Total
	Common Stock		Common Stock	Paid-In	Common Stock	Accumulated	Stockholders'
	Shares	Amount	Subscribed	Capital	Subscriptions Receivable	Deficit	Equity (Deficit)

Balance, February 2, 2010 (Inception)	1,000,000	$100	$-	$900	$-	$-	$1,000
Common stock subscribed	-	-	191,900	-	(61,915)	-	129,985
Stock issued for change in control	188,000,000	18,800	-	(18,800)	-	-	-
Stock issued for services	16,000,000	1,600	-	158,400	-	-	160,000
Net loss for the period	-	-	-	-	-	(306,270)	(306,270)

Balance, December 31, 2010 (1)	205,000,000	20,500	191,900	140,500	(61,915)	(306,270)	(15,285)

Recapitalization shares contributed from reverse merger agreement	(84,526,666)	(8,453)	-	8,453	-	-	-
Issuance pursuant to merger agreement for services - fair valued	32,500,000	3,250	-	321,750	-	-	325,000
Issuance per cash considerations in relation to the stockholder subscription	36,026,666	3,603	(191,900)	523,997	(102,200)	-	233,500
Common stock issued	2,750,000	275	-	62,225	164,115		226,615
Net loss for the year	-	-	-	-	-	(745,789)	(745,789)
Balance, December 31, 2011	191,750,000	19,175	-	1,056,925	-	(1,052,059)	24,041

Issuance per cash considerations in relation to the stockholder subscription	966,667	97	-	28,903	-	-	29,000
Stock issued for services	500,000	50	-	4,950	-	-	5,000
Net loss for the quarter	-	-	-	-	-	(41,735)	(41,735)

Balance, March 31, 2012, (Unaudited)	193,216,667	$19,322	$-	$1,090,778	$-	$(1,093,794)	$16,306

(1)	The capital accounts of the Company have been retroactivrly restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

Page 4	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three	For The Three	From February 2, 2010
	Months Ended	Months Ended	(Inception) to
	March 31, 2012	March 31, 2011	March 31, 2012

Operating Activities:
Net loss	$(41,735)	$(576,043)	$(1,093,794)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,576	-	6,818
Stock compensation	5,000	325,000	490,000
Changes in operating assets and liabilities:
Prepaid expenses	1,032	183	(784)
Accrued expenses	(4,770)	121,358	130,855
Due to related party	900	-	900
Tax payable	(956)	-	-
Net cash used in operating activities	(36,953)	(129,502)	(466,005)

Investing Activities:
Purchase of equipment	-	(78,800)	(133,063)
Net cash used in investing activities	-	(78,800)	(133,063)

Financing Activities:
Advances to stockholder	-	(11,168)	(16,096)
Advances from stockholder	-	-	4,775
Proceeds from issuance of common stock	29,000	233,500	620,100
Net cash provided by financing activities	29,000	222,332	608,779

Net change in cash	(7,953)	14,030	9,711
Cash, beginning of period	17,664	2,059	-

Cash, end of period	$9,711	$16,089	$9,711

Suppplemental disclosure of cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$956	$-	$1,912

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

1. ORGANIZATION

Powerdyne, Inc., was incorporated on February 2, 2010 in Nevada, and is registered to do business in Rhode Island and Massachusetts. On February 7, 2011, Powerdyne, Inc. merged with Powerdyne International, Inc., formerly Greenmark Acquisition Corporation, a publicly held Delaware shell corporation with minimal assets and no operations.

On December 13, 2010, Powerdyne International, Inc., formerly Greenmark Acquisition Corporation, filed an Amended and Restated Articles of Incorporation in order to, among other things, increase the authorized capital stock to 300,000,000 common shares, par value $0.0001 per share. Unless the context specifies otherwise, as discussed in Note 2, references to the “Company” refer to Powerdyne International, Inc. and Powerdyne, Inc. after the merger.

At the closing of the merger, each share of Powerdyne, Inc.’s common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive 7,520 shares of common stock of Powerdyne International, Inc. Accordingly, an aggregate of 188,000,000 shares of common stock of Powerdyne International, Inc. were issued to the holders of Powerdyne, Inc.’s common stock.

The Company is a start-up organization which intends to produce and distribute completely packaged independent electrical generator units that run on environmentally-friendly fuel sources, such as natural gas and propane. At this time, the majority stockholder has patents pending with the United States Patent Office regarding the unique design of these units.

2. REVERSE MERGER ACCOUNTING

On February 7, 2011, Greenmark Acquisition Corporation, which was a publicly held Delaware shell corporation with no operations merged with Powerdyne, Inc. Upon closing of the transaction, Greenmark Acquisition Corporation, the surviving corporation in the merger, changed its name to Powerdyne International, Inc.

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

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

2. REVERSE MERGER ACCOUNTING (CONTINUED)

In conjunction with the merger, the Company received no cash and assumed no liabilities from Greenmark Acquisition Corporation. All members of the Company’s executive management are from Powerdyne, Inc.

3. BASIS OF PRESENTATION

The accompanying unaudited financial statements primarily reflect the financial position, results of operations and cash flows of the Company (as discussed above). The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other period. These financial statements and accompanying notes should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 on file with the SEC (our “Annual Report”). There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report.

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

Development Stage and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage as defined in GAAP. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of March 31, 2012, the Company had an accumulated deficit from inception of $1,093,794.

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s activities will necessitate significant uses of working capital beyond 2012. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s continued research and development efforts and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities, more specifically from one of its major shareholders.

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital or, if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company.

Use of Estimates

In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

Level 1 —	Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 —	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

- Quoted prices for similar assets or liabilities in active markets

- Quoted prices for identical or similar assets or liabilities in markets that are not active.

- Inputs other than quoted prices that are observable for the asset or liability

- Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Level 3 — Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company did not measure any financial instruments presented on the balance sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) during the three months ended March 31, 2012 or during the year ended December 31, 2011.

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2012 and December 31, 2011.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company may maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit. The Company has not incurred any loss from this risk.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from planned operations.  The Company will recognize revenue on arrangements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 605, “Revenue

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company has not recorded any sales transactions since inception.

Equipment, net

Equipment is stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The machinery and equipment, previously classified as ‘construction in process’ was placed into service on October 1, 2011 and the Company began to depreciate the assets at that time. The equipment is depreciated over 10 years on a straight-line basis. Vehicles are depreciated over 5 years using the straight-line basis. Depreciation expense for the years ended March 31, 2012 and 2011 was $3,576 and $0, respectively, and $6,818 for the period from inception to March 31, 2012.

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

March 31, 2012 and 2011

(Unaudited)

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

Our tax provision determined using an estimate of our annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Taxes payable as of March 31, 2012 and December 31, 2011 was $0 and $956, respectively.

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

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has elected to recognize compensation expense based on the criteria that the stock awards vest immediately on the issuance date. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent period if actual forfeitures differ from initial estimates. There were no forfeitures of share based compensation.

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same.   As of March 31, 2012 and 2011, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share:

	Three Months	Three Months
	Ended 3/31/2012	Ended 3/31/2011

Loss available for common shareholder	$(41,735)	$(576,043)
Basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	192,845,605	188,577,778

Net loss per share is based upon the weighted average shares of common stock outstanding.

Recent Accounting Pronouncements

During February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855)”. The amended guidance in ASU 2010-09 states that an entity that is an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued, but is not required to disclose the date through which subsequent events have been evaluated. Adoption of this guidance did not have a material impact on our financial statements or disclosures.

In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Adoption of this accounting standard did not have a material impact on our financial statements and related disclosures.

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

5. EQUIPMENT - NET

Equipment consists of the following as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Motor vehicles	$1,976	$1,976
Machinery and equipment	131,087	131,087
Less accumulated depreciation	(6,818)	(3,242)

Total equipment - net	$126,245	$129,821

Equipment is stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives: vehicles 5 years and machinery and equipment 10 years. The machinery and equipment that was previously classified as ‘construction in process,’ was placed into service on October 1, 2011. Total depreciation expense for the periods ended March 31, 2012 and 2011 was $3,576 and $0, respectively and from February 2, 2010 (Inception) to March 31, 2012 was $6,818.

6. COMMON STOCK

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

March 31, 2012 and 2011

(Unaudited)

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

For the period ended March 31, 2012, the Company raised an additional $29,000 from stockholder subscription agreements for the purchase of 966,667 shares of common stock. In total, the Company has raised $619,100 in cash from common stock subscriptions since inception. In addition, during the period ended March 31, 2012, 500,000 shares were issued to a consultant as compensation for services rendered. The Company valued the award of stocks at $0.01 per share.

7. RELATED PARTY

From time to time, the Company advances amounts to stockholders, as well as receives payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. The balance of advances to stockholder as of March 31, 2012 and December 31, 2011 was $11,321 and $11,321, respectively. Besides, as stated in Note 9, the Company has signed a real property rental agreement with a related party for its manufacturing facilities that begins January 1, 2012. Rent accrued, but not yet paid, as Due to Related Party at March 31, 2012 and December 31, 2011 was $900 and $0, respectively.

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

8. MEMORANDUM OF UNDERSTANDING

The Company entered into a Memorandum of Understanding (MoU) with Turning Mill, LLC, a Massachusetts company that has developed a business model that utilizes various federal and state renewable energy programs. The MoU sets forth a framework for the companies to begin to collaborate in the clean, renewable energy market place. This MoU expired December 31, 2011.

On February 6, 2012, the Company signed a “Developers License Agreement” with AMCANCO, LLC (“AMCANCO”), a limited liability corporation organized and existing in Massachusetts. AMANCO has agreed to use its resources and interest to develop renewable energy projects utilizing the Company’s generator set technology. This agreement essentially replaces the MoU with Turning Mills, LLC.

9. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company entered into an operating lease agreement for its manufacturing facilities with a related party on October 1, 2011. The initial term of the lease begins January 1, 2012 and ends March 31, 2012. The Company has the option to renew the lease for an additional three month term beginning April 1, 2012. Additional three month terms are renewable at the Company’s option through December 2017. The Company shall pay this related party $300 per month, beginning January 1, 2012, for the term of the lease. In addition, The Company is responsible for utilities used at this facility.

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

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

11. SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 14, 2012, the date upon which the financial statements were issued.

There were no subsequent events through the date mentioned above that required recognition or disclosure.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a development stage company and has experienced losses since its inception. The Company's independent auditors have issued a report raising a substantial doubt about the Company's ability to continue as a going concern. The Company has not established a revenue source since inception. The only source of cash has been capital invested by shareholders and the Company has had no sales nor received revenues since inception through March 31, 2012.

The Company plans to manufacture, install, maintain, own and operate patented portable electrical power generation equipment (“gensets”) intended to be installed at a client location. The Company has applied for a patent for its electrical power generation equipment. The Company will own, maintain and lease the equipment to the customer who will use it to produce its own supplemental electrical power. The products are intended to be portable, easy-to-use units that can be conveniently redeployed in various locations around the world. The units can also be assembled and combined to produce power centers providing up to 50 megawatts of power.

The following discussion and analysis of Powerdyne International, Inc. financial condition and results of operations are based on the unaudited financial statements as of March 31, 2012 and 2011, which were prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

Operations

The Company's initial product is the PDIGenset (patent pending) which is a self-contained generator that is powered by a modified radial air cooled engine to drive a minimum of a 1-megawatt generator. The entire unit, which runs on natural gas or propane, is compact, lightweight and clean burning. As a result, the unit will produce extremely low emissions and is extremely energy-efficient.

The Company has recently completed a fully operational factory Series 2 prototype, which has been tested and is ready as a demonstration unit. This unit is available for any prospective customer to view in full operational capacity. In addition, the Series 2 prototype is ready to be manufactured for customers upon placement of customer orders.

On February 6, 2012, the Company signed a “Developers License Agreement” with AMCANCO, LLC (“AMCANCO”), a limited liability corporation organized and existing in Massachusetts. AMANCO has agreed to use its resources and interest to develop renewable energy projects utilizing the Company’s generator set technology. This agreement essentially replaces the MoU with Turning Mills, LLC.

On February 28, 2011, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 for the offer and sale of up 16,000,000 shares of Common Stock by the Company at $0.15 per share and for the offer of 71,535,166 shares of Common Stock by the holders of those shares at $0.15 per share. The Company has amended its registration to include only the registration of the 71,535,166 shares of Common Stock by the holders thereof. The registration statement has not been declared effective and no sales have been made.

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

Plan of Operations

The Company's strategy is to pursue selected opportunities in markets where inexpensive and environmentally friendly power sources are needed and/or required.

Results of Operations - The three months ended March 31, 2012 compared to the three months Ended March 31, 2011

Revenues

Powerdyne International, Inc. did not generate revenues during the three months ended March 31, 2012 and 2011.

Operating expenses

During the three months ended March 2012 and 2011, total operating expenses were $41,735 and $575,087, respectively. The decrease related to the selling, general and administrative expenses was approximately $533,000. This decrease resulted primarily from the decrease in officers and director salaries of approximately $147,000, of which approximately $115,000 remains accrued and unpaid, a decrease in employee stock compensation of approximately $320,000, a decrease in consulting, professional and outside services of approximately $32,000, and decreases in wages and salaries paid of approximately $14,000, travel expenses of approximately $11,000. general factory expense of $12,000, which includes expenses such as rents, parts & hardware, utilities, equipment rentals, factory supplies and insurance and an increase in legal and accounting of $3,000.

Net loss

During the three months ended March 31, 2012 and 2011, the net loss was $41,735 and $576,043, respectively.

Liquidity and Capital Resources

As of March 31, 2012 and December 31, 2011, Powerdyne International, Inc. had a working capital deficit of $109,939 and $105,780, respectively. For the three months ended March 31, 2012, Powerdyne International, Inc. had approximately $8,000 decrease in cash. The cash used in operations of approximately $37,000 was primarily due to net loss from operations of $42,000 less non-cash adjustments to net operating cash flows of approximately $4,000 of depreciation, $5,000 of employee stock compensation, and the decrease of accrued but unpaid expenses of approximately $4,000 and approximately $1,000 in tax payable. Of the total cash provided by financing activities of approximately $30,000, $0 was used to purchase equipment and the remaining amount for working capital and operating activities.

For the period from February 2, 2010 (inception) to March 31, 2012, Powerdyne International Inc. had approximately $10,000 of net cash increase. The cash used in operations of approximately $466,000 was primarily due to net loss from operations of $1,094,794 less non-cash adjustments to net operating cash flows of approximately $490,000 of employee stock compensation, $7,000 of depreciation, and approximately $131,000 of accrued but unpaid expenses. Of the total cash provided by financing activities of approximately $609,000, approximately $133,000 was used to purchase equipment and the remaining amount for working capital and operating activities.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

Critical Accounting Policies

Those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and conditions are discussed in Notes 2, 3 and 4 of the unaudited financial statements.

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

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's president and principal financial and accounting officer conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, and as of March 31, 2012, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of June 30, 2011 based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

Between August 8 and August 22, 2011 the Company issued 2,000,000 shares to six investors pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering,

For the period ended March 31, 2012, the Company raised $29,000 from stockholder subscription agreements for the purchase of 966,667 shares of common stock. In addition, during the period ended March 31, 2012, 500,000 shares were issued to a consultant as compensation for services rendered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the quarter covered by this report.

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

POWERDYNE INTERNATIONAL, INC.

By: /s/ Dale P. Euga
Dated: May 15, 2012	President and Principal executive officer

By: /s/ Linda H. Madison
Dated: May 15, 2012	Principal financial officer