Form 10-Q
period 2012-09-30
POWERDYNE INTERNATIONAL, INC.
filed 2012-11-19
CIK 1435617

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

POWERDYNE INTERNATIONAL INC.

INDEX TO FORM 10-Q FILING

september 30, 2012 and 2011

TABLE OF CONTENTS

		Page Numbers
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Balance Sheets (unaudited)	2
	Statements of Operations (unaudited)	3
	Statements of Cash Flows (unaudited)	5
	Notes to Financial Statements (unaudited)	6
Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other information	21
Item 6.	Exhibits	22

CERTIFICATIONS

	Exhibit 31 – Management certification
	Exhibit 32 – Sarbanes-Oxley Act

PART I

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)

ASSETS

Current Assets:
Cash	$117	$17,664
Prepaid expenses	-	1,817
Advances to stockholder	11,321	11,321
Total current assets	11,438	30,802

Equipment, net	119,493	129,821

Total Assets	$130,931	$160,623

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$140,669	$135,626
Due to related party	4,700	-
Notes payable-related party	11,000	—
Tax payable	—	956
Total current liabilities	156,369	136,582
Total Liabilities	156,369	136,582

Stockholders' Equity (Deficit):
Common stock; $0.0001 par value; 300,000,000 shares authorized, 193,216,667 shares issued and outstanding as of September 30, 2012 and 191,750,000 shares issued and outstanding as of December 31, 2011	19,322	19,175
Additional paid-in capital	1,090,778	1,056,925
Accumulated deficit	(1,135,538)	(1,052,059)
Total Stockholders' Equity (Deficit)	(25,438)	24,041

Total Liabilities and Stockholders' Equity (Deficit)	$130,931	$160,623

Page2	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three	For the Nine	For the Nine	For the period from
	months ended	months ended	Months Ended	Months Ended	February 2, 2010 (inception)
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	to September 30, 2012

Revenues	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-
Gross profit	-	-	-	-	-
Operating expenses	22,610	49,892	83,479	694,272	1,132,670

Loss from operations	(22,610)	(49,892)	(83,479)	(694,272)	(1,132,670)

Income tax expense	—	956	—	1,912	2,868

Net loss	$(22,610)	$(50,848)	$(83,479)	$(696,184)	$(1,135,538)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	193,216,667	190,608,696	193,093,431	191,890,110

Page3	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from February 2, 2010 (Inception) to September 30, 2012

				Additional			Total
	Common Stock		Common Stock	Paid-In	Common Stock	Accumulated	Stockholders'
	Shares	Amount	Subscribed	Capital	Subscriptions Receivable	Deficit	Equity (Deficit)

Balance, February 2, 2010 (Inception)	1,000,000	$100	$-	$900	$-	$-	$1,000
Common stock subscribed	-	-	191,900	-	(61,915)	-	129,985
Stock issued for change in control	188,000,000	18,800	-	(18,800)	-	-	-
Stock issued for services	16,000,000	1,600	-	158,400	-	-	160,000
Net loss for the period	-	-	-	-	-	(306,270)	(306,270)

Balance, December 31, 2010 (1)	205,000,000	20,500	191,900	140,500	(61,915)	(306,270)	(15,285)

Recapitalization shares contributed from
reverse merger agreement	(84,526,666)	(8,453)	-	8,453	-	-	-
Issuance pursuant to merger
agreement for services - fair valued	32,500,000	3,250	-	321,750	-	-	325,000
Issuance per cash considerations in
relation to the stockholder subscription	36,026,666	3,603	(191,900)	523,997	(102,200)	-	233,500
Common stock issued	2,750,000	275	-	62,225	164,115		226,615
Net loss for the year	-	-	-	-	-	(745,789)	(745,789)
Balance, December 31, 2011	191,750,000	19,175	-	1,056,925	-	(1,052,059)	24,041

Issuance per cash considerations in	-	-	-	-	-	-	-
relation to the stockholder subscription	966,667	97	-	28,903	-	-	29,000
Stock issued for services	500,000	50	-	4,950	-	-	5,000
Net loss for the nine months ended 9/30/2012	-	-	-	-	-	(83,479)	(83,479)
Balance, September 30, 2012, (Unaudited)	193,216,667	$19,322	$-	$1,090,778	$-	$(1,135,538)	$(25,438)

(1) The capital accounts of the Company have been retroactivrly restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

Page4	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine	For The Nine	From February 2, 2010
	Months Ended	Months Ended	(Inception) to
	September 30, 2012	September 30, 2011	September 30, 2012

Operating Activities:
Net loss	$(83,479)	$(696,184)	$(1,135,538)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	10,328	66	13,570
Stock compensation	5,000	325,000	490,000
Changes in operating assets and liabilities:
Prepaid expenses	1,817	(3,409)	—
Accrued expenses	5,043	89,529	140,669
Due to related party	4,700	-	4,700
Tax payable	(956)	-	—
Net cash used in operating activities	(57,547)	(284,998)	(486,599)

Investing Activities:
Purchase of equipment	-	(113,162)	(133,063)
Net cash used in investing activities	-	(113,162)	(133,063)

Financing Activities:
Advances to stockholder	-	(9,927)	(11,321)
Notes payable	11,000	-	11,000
Proceeds from issuance of common stock	29,000	452,615	620,100
Net cash provided by financing activities	40,000	442,688	619,779

Net change in cash	(17,547)	44,528	117
Cash, beginning of period	17,664	2,059	-

Cash, end of period	$117	$46,587	$117

Suppplemental disclosure of cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$956	$-	$2,868

Page5	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012 and 2011

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

Page6	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012 and 2011

(Unaudited)

2. REVERSE MERGER ACCOUNTING (CONTINUED)

In conjunction with the merger, the Company received no cash and assumed no liabilities from Greenmark Acquisition Corporation. All members of the Company’s executive management are from Powerdyne, Inc.

3. BASIS OF PRESENTATION

The accompanying unaudited financial statements primarily reflect the financial position, results of operations and cash flows of the Company (as discussed above). The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other period. These financial statements and accompanying notes should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 on file with the SEC (our “Annual Report”). There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report.

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

Development Stage and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage as defined in GAAP. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of September 30, 2012, the Company had an accumulated deficit from inception of $1,135,538.

Page7	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012 and 2011

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

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

- Quoted prices for similar assets or liabilities in active markets

- Quoted prices for identical or similar assets or liabilities in markets that are not active.

- Inputs other than quoted prices that are observable for the asset or liability

- Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Page8	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012 and 2011

(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Level 3 — Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows). The Company did not measure any financial instruments presented on the balance sheets at fair value on a recurring basis using significantly unobservable inputs (Level 3) during the nine months ended September 30, 2012 or during the year ended December 31, 2011.

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

Page9	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012 and 2011

(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Standards Board Accounting Standards Codification (“ASC”) No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company has not recorded any sales transactions since inception.

Equipment, net

Equipment is stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The machinery and equipment, previously classified as ‘construction in process’ was placed into service on October 1, 2011 and the Company began to depreciate the assets at that time. The equipment is depreciated over 10 years on a straight-line basis. Vehicles are depreciated over 5 years using the straight-line basis. Depreciation expense for the nine months ended September 30, 2012 and 2011 was $10,328 and $0, respectively, and $13,570 for the period from inception to September 30, 2012.

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

Page10	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012 and 2011

(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT INUED)

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

Our tax provision determined using an estimate of our annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Taxes payable as of September 30, 2012 and December 31, 2011 was $0 and $956, respectively.

Share Based Compensation

The Company applies ASC 718, Share-Based Compensation to account for its service providers’ share-based payments. Common stock of the Company was given to service providers to retain their assistance in becoming a U.S. public company, assistance with public company regulations, investors’ communications and public relations with broker-dealers, market makers and other professional services.

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

Page11	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012 and 2011

(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same.   As of September 30, 2012 and 2011, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share:

	Nine months	Nine months
	ended September	ended September
	30, 2012	30, 2011
Loss available for common shareholder	$(83,479)	$(696,184)
Basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	193,093,431	191,890,110

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

Page12	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012 and 2011

(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

5. EQUIPMENT - NET

Equipment consists of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Motor vehicles	$1,976	$1,976
Machinery and equipment	131,087	131,087
Less accumulated depreciation	(13,570)	(3,242)

Total equipment - net	$119,493	$129,821

Equipment is stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives: vehicles 5 years and machinery and equipment 10 years. The machinery and equipment that was previously classified as ‘construction in process,’ was placed into service on October 1, 2011. Total depreciation expense for the nine months ended September 30, 2012 and 2011 was $10,328 and $0, respectively and from February 2, 2010 (Inception) to September 30, 2012 was $13,570.

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

Page13	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012 and 2011

(Unaudited)

6. COMMON STOCK (CONTINUED)

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

For the nine months ended September 30, 2012, the Company raised an additional $29,000 from stockholder subscription agreements for the purchase of 966,667 shares of common stock. In total, the Company has raised $619,100 in cash from common stock subscriptions since inception. In addition, during the same period, 500,000 shares were issued to a consultant as compensation for services rendered. The Company valued the award of stocks at $0.01 per share.

7. RELATED PARTY

The Company obtained short-term cash flow from a related party in the form of a demand Note Payable in the amount of $5,000 on July 25, 2012. The Note bears an interest rate of 7% per annum. This Note Payable is unsecured.

Page14	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012 and 2011

(Unaudited)

7. RELATED PARTY (CONTINUED)

The Company obtained short-term cash flow from a related party in the form of a demand Note Payable in the amount of $6,000 on September 4, 2012. The Note bears an interest rate of 7% per annum. This Note Payable is unsecured

From time to time, the Company advances amounts to stockholders, as well as receives payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. The balance of advances to stockholder as of September 30, 2012 and December 31, 2011 was $11,321 and $11,321, respectively. Besides, as stated in Note 9, the Company has signed a real property rental agreement with a related party for its’ manufacturing facilities that begins January 1, 2012. Rent accrued, but not yet paid, as Due to Related Party at September 30, 2012 and December 31, 2011 was $2,700 and $0, respectively. The Company has an agreement with an outside consultant, a related party. Amounts paid to this consultant for the nine months ended September 30, 2012 and 2011 was $16,000 and $18,000, respectively. Amounts accrued, but not yet paid, as Due to Related Party at September 30, 2012 and December 31, 2011 was $2,000 and $0, respectively.

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

Page15	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012 and 2011

(Unaudited)

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Page16	The accompanying notes are an integral part of these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a development stage company and has experienced losses since its inception. The Company's independent auditors have issued a report raising a substantial doubt about the Company's ability to continue as a going concern. The Company has not established a revenue source since inception. The only source of cash has been capital invested by shareholders and the Company has had no sales nor received revenues since inception through September 30, 2012.

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

The following discussion and analysis of Powerdyne International, Inc. financial condition and results of operations are based on the unaudited financial statements as of September 30, 2012 and 2011, which were prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

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

Page17

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

Results of Operations - The nine months ended September 30, 2012 compared to the nine months ended September 30, 2011:

Revenues

Powerdyne International, Inc. did not generate revenues during the nine months ended September 30, 2012 and 2011.

Operating expenses

During the nine months ended September 2012 and 2011, total operating expenses were $83,479 and $694,272, respectively. The decrease related to the selling, general and administrative expenses was approximately $611,000.  This decrease resulted primarily from the decrease in officers and director salaries of approximately $147,000, of which approximately $115,000 remains accrued and unpaid, a decrease in employee stock compensation of approximately $320,000, a decrease in consulting, professional and outside services of approximately $37,000, and decreases in wages and salaries paid of approximately $30,000, travel expenses of approximately $11,000. general factory expense of $40,000, which includes expenses such as rents, parts & hardware, utilities, equipment rentals, factory supplies and insurance and a decrease in legal and accounting of $13,000.

Net loss

During the nine months ended September 30, 2012 and 2011, the net loss was $83,479 and $696,184, respectively.

Liquidity and Capital Resources

As of September 30, 2012 and December 31, 2011, Powerdyne International, Inc. had a working capital deficit of $144,931 and $105,780, respectively.   For the nine months ended September 30, 2012, Powerdyne International, Inc. had approximately $17,500 decrease in cash. The cash used in operations of approximately $57,500 was primarily due to net loss from operations of $83,479 less non-cash adjustments to net operating cash flows of approximately $10,000 of depreciation, $5,000 of employee stock compensation, the decrease of prepaid expenses of $2,000, the increase of accrued but unpaid expenses of approximately $10,000 and the decrease of approximately $1,000 in tax payable. Of the total cash provided by financing activities of approximately $40,000, $0 was used to purchase equipment and the remaining amount for working capital and operating activities.

Page18

For the period from February 2, 2010 (inception) to September 30, 2012, Powerdyne International Inc. had approximately $100 of net cash increase. The cash used in operations of approximately $487,000 was primarily due to net loss from operations of $1,135,538 less non-cash adjustments to net operating cash flows of approximately $490,000 of employee stock compensation, $14,000 of depreciation, and approximately $145,000 of accrued but unpaid expenses. Of the total cash provided by financing activities of approximately $620,000, approximately $133,000 was used to purchase equipment and the remaining amount for working capital and operating activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

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

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's president and principal financial and accounting officer conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, and as of September 30, 2012, based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2011 based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Page19

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

Page20

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

Page21

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

POWERDYNE INTERNATIONAL, INC.

By: /s/ Dale P. Euga
Dated: November 13, 2012	President and Principal executive officer

By: /s/ Linda H. Madison
Dated: November 13, 2012	Principal financial officer

Page22