Form 10-K
period 2012-12-31
POWERDYNE INTERNATIONAL, INC.
filed 2013-04-01
CIK 1435617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 : For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 0-53259

POWERDYNE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5572576
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Jefferson Place
100 Jefferson Blvd, Suite 200
Warwick, Rhode Island 02888

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
$ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at December 31, 2012

Common Stock, par value $0.0001	193,216,667 shares

Documents incorporated by reference: None

PART I

ITEM 1. BUSINESS

Powerdyne International, Inc. (the “Company”) is a development stage company and has no operating history and has experienced losses since its inception. As shown in the financial statements, the Company has incurred an accumulated deficit of $1,180,030 from inception to December 31, 2012. The Company’s certified public accountants have issued a note raising substantial doubt about the Company’s ability to continue as a going concern.

The Company is a development stage company planning to build and lease or sell electrical generation technology and equipment. The Company was incorporated in the State of Delaware in September 2006 and was formerly known as Greenmark Acquisition Corporation (“Greenmark”). On February 7, 2011, Greenmark Acquisition and Powerdyne, Inc., a Nevada corporation (“Powerdyne Nevada”), merged with Greenmark as the surviving company. Powerdyne Nevada was formed in February 2010 in the State of Nevada and had limited operations until the time of its combination with the Company. As part of the merger, Greenmark Acquisition Corporation, the surviving entity, changed its name to Powerdyne International, Inc. Prior to the merger, Greenmark had no ongoing business or operations and was established for the purpose of completing mergers and acquisitions with a target company, such as Powerdyne Nevada.

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

Products

The Company’s product ‘genset’ unit (PDIGenset) is a self-contained generator that is powered by a modified radial air cooled engine to drive a minimum of a 1-megawatt generator. The entire unit, which runs on natural gas or propane, is compact, lightweight and clean burning. As a result, the unit produces extremely low emissions and is extremely energy-efficient.

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

The Company has designed an innovative system using an air cooled radial engine, which is a traditional aircraft engine that has been modified to be able to drive a power generator for the Company’s product. The concept for using an air cooled radial engine to drive a generator posed operating difficulties due to the fact that the engine was not designed to run on gaseous fuels. Therefore, a completely new system for delivering a gaseous fuel to the engine had to be invented and developed. The Company’s president and promoter, Dale P. Euga, pioneered a new system capable of delivering the gaseous fuel to the engine. Further testing and modifications have produced a solid state unit that efficiently delivers the fuel to the engine, resulting in a strong and reliable engine that can operate on any gaseous fuel with a sustained engine life and maximum horsepower.

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

During 2012, the Company continued to develop and test a variety of components (transmission elements) to have the engine effectively and efficiently drive the generator of the Series 2 prototype. The Company recently completed a fully operational factory Series 2 prototype, which is test certified and ready as a demonstration unit. This unit is available for any prospective customer to view in full operational capacity. In addition, the Series 2 prototype is ready to be manufactured for customer upon placement of customer orders.

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

Entry of the Company into the Market

The Company initially plans to enter selected target markets, namely New England, Alaska, the Caribbean Basin and South America.

            The Company is in the process of negotiating contracts with prospective customers in Massachusetts who have expressed interest in the Company’s gensets. The Company has negotiated and is formalizing agreements with a principal supplier of natural gas, has met with favorable reception from the territorial government and has plans to operate under the terms of a Power Purchase Agreement (PPA) as a private service provider to PREPA (Puerto Rico Electrical Power Authority) as well as to local private commercial customers. Once it has established its presence in Puerto Rico, the Company intends to expand to the Virgin Islands and the Dominican Republic. The Company’s focus will be toward augmenting the applications of the independent power utility companies in these markets.

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

Agreement with Merchant Banking Advisors, Inc.

During 2011 the Company has engaged the services of Merchant Banking Advisors, Inc. (“MBA”) and its President, John Richardson, of Old San Juan, Puerto Rico to act as its financial advisor to establish a $5.0 million equipment financing program in Puerto Rico on behalf of the Company. The Company will pay MBA a success fee, contingent on the following: (a) the acceptance of MBA’s proposal by lenders, (b) their independent credit review and approval, (c) receipt and acceptance of funding proposals (commitment letters) by the Company, (d) acceptable documentation and (e) successful closing of the transactions. MBA is a registered financial advisor with the Commonwealth of Puerto Rico Office of the Commissioner of Financial Institutions. MBA is incorporated to conduct business in Puerto Rico and assists its clients in arranging financial solutions.

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

The Company has developed a solid state, self-contained unit (GFD System, patent pending) which first made radial engines a viable alternative to diesels because they could now run efficiently on natural gas, propane, methane, ethane, hydrogen, and bio-fuels. The Company’s product unit inherently provides maximum flexibility and performance, which the Company believes differentiates the product units from competing products and solutions. Accordingly, the Company believes that its product unit is unique and offers a compelling value proposition not currently available in the marketplace.

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

Based on 60 years of validated historical data, and the Company’s own recent engine testing, the Company’s engine consumes approximately 85 gallons of aviation fuel per hour at 1800 rpm. The consumption of propane per gallon is almost identical to aviation gas consumption, and therefore, the quantity assumed in the calculations will be the same.

Employees

The Company presently has a total of five (5) executive officers. Mr. Euga, Mr. Caromile and Mrs. Madison are eligible to receive a salary; the remaining officers receive no salaries or other compensation and are currently not eligible for any salaries. The remaining officers will not receive any compensation until, and if, the Company raises or procures adequate capital (through operations, financings or otherwise) to pay such compensation. During 2012 the Company continued to temporarily suspend payments or accruals of salaries to these officers in order to conserve the Company’s working capital.

Of the Company’s officers, only Mr. Euga, Mrs. Madison and Mr. Barton are employed by the Company in a full-time capacity. The Company has no other employees but expects that it will hire additional personnel upon raising additional capital and as the Company expands.

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

ITEM 2. PROPERTIES

The corporate headquarters of the Company are located in Warwick, Rhode Island. In the near future, the Company plans to open an additional regional office in the Caribbean Basin. These locations will initially be administrative in nature and eventually expand as the market demands to become fabrication sites.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERSAND ISSUER PURCHASES OF EQUITY SECURITIES

The Company has filed with the Securities and Exchange Commission a registration statement on Form S-1 pursuant to the Securities Act of 1933 for the offer and sale up to 71,535,166 shares of common stock at $0.15 per share owned by current shareholders. The Company’s registration statement was declared effective by the Securities and Exchange Commission on June, 13 2012. On behalf of the Company, Spartan Securities Group, Ltd filed a form 15c2-11 and was cleared to submit a quote on the OTC Bulletin Board and in OTC Link for the Company under the symbol of   PWDY.

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

From January 13, 2012 to March 23, 2012, the following shares of common stock were sold by the Company to the shareholders named below.

Date	Shareholder Name	Number of Shares	Consideration

1/11/12	David W. Barnard	200,000	$6,000
1/06/12	Robert Maier	166,667	$5,000
1/14/12	David B. Barnard	166,667	$5,000
1/28/12	AMCANCO, LLC	333,333	$10,000
3/09/12	Robert Maier	100,000	$3,000

ITEM 6. SELECTED FINANCIAL DATA

There is no selected financial data required to be filed for a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a development stage company and has no operating history and has experienced losses since its inception. The Company's independent auditors have issued a report questioning the Company's ability to continue as a going concern. The Company has not established a revenue source other than capital invested by shareholders and has had no sales nor received revenues since inception through December 31, 2012.

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

The following discussion and analysis of Powerdyne International, Inc. financial condition and results of operations are based on the audited financial statements as of December 31, 2012 and 2011, which were prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

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

On February 28, 2011, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 for the offer and sale of up 16,000,000 shares of Common Stock by the Company at $0.15 per share and for the offer of 70,068,499 shares of Common Stock by the holders of those shares at $0.15 per share. The Company has amended its registration to include only the registration of the 70,068,499 shares of Common Stock by the holders thereof. The registration statement has been declared effective as of June 13, 2012 and no sales have been made.

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

Results of Operations - The year ended December 31, 2012 compared to the year ended December 31, 2011:

Revenues

Powerdyne International, Inc. did not generate revenues during the years ended December 31, 2012 and 2011, respectively.

Total operating expenses

During the years ended December 2012 and 2011 total operating expenses were $127,015 and $742,921, respectively.  The decrease related to the selling, general and administrative expenses was approximately $616,000.  This decrease resulted primarily from the decreases in officers and director salaries of approximately $147,000, of which approximately $115,000 remains accrued and unpaid, employee stock compensation of approximately $320,000, consulting, professional and outside services of approximately $37,000, wages and salaries paid of approximately $33,000, legal and accounting fees of approximately $28,000, travel expenses of approximately $12,000 and decreases in overall factory expenses in the amount of $40,000, which includes expenses such as rents, parts & hardware, utilities, equipment rentals, factory supplies and insurances.

Net loss

During the years ended December 31, 2012 and 2011, the net loss was $127,971 and $745,789, respectively.

Liquidity and Capital Resources

As of December 31, 2012 and 2011, Powerdyne International, Inc. Inc. had working capital deficit of approximately $186,047 and $105,780, respectively.  The decrease in working capital in 2012 of approximately $80,000 was resulted primarily from normal operating expenses.  For the year from December 31, 2011 to December 31, 2012, Powerdyne International, Inc. had approximately $17,000 of net cash decrease. The cash used by operations of approximately $89,000 was primarily due to net loss from operations of $128,000 less add backs of approximately $5,000 of employee stock compensation and the increase of approximately $20,000 of accrued but unpaid expenses. Of the total cash provided by financing activities of approximately $72,000, approximately $72,000 was used working capital and operating activities.

For the period from February 2, 2010 (inception) to December 31, 2012, Powerdyne International Inc. had approximately $600 of net cash increase. The cash used by operations of approximately $518,000 was primarily due to net loss from operations of $1,180,030 less add backs of approximately $490,000 of employee stock compensation and approximately $155,000 of accrued but unpaid expenses. Of the total cash provided from financing activities of approximately $652,000, approximately $133,000 was used to purchase equipment and remaining amount for working capital and operating activities.

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

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2012 and 2011, the carrying value of certain financial instruments such as accounts receivable, accounts payable, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

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

Recently Issued Accounting Pronouncements

Effective January 2012, FASB adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

January 2012, FASB adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all nonowner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, adoption of ASU 2011-11 will have on its financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any; the adoption of ASU 2013-02 will have on its financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and Report of Independent Registered Accounting Firm for the years ended December 31, 2012 and 2011 are attached to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no disagreements on any matter of accounting principle or practice, financial statement disclosure or audit scope or procedure with its accountant.

ITEM 9A. CONTROLS AND PROCEDURES

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer and principal financial and accounting officer. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, they believe that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. Both officers are directly involved in the day-to-day operations of the Company.

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's president and principal financial and accounting officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Officers of the Company are as follows:

Name	Age	Position	Year Commenced

Dale P. Euga	65	Chief Executive Officer, President and Director; Promoter	2010
Arthur M. Read, II, Esq.	66	Vice President, Assistant Secretary, General Counsel and Director	2010
Edwin S. Barton, II	66	Chief Operating Officer	2010
Stephen L. Caromile	31	Vice President, Lead Engineer	2010
Linda H. Madison	65	Secretary	2011

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

Linda H. Madison

Linda H. Madison serves as Secretary, principal financial officer and principal accounting officer of the Company. Mrs. Madison has 35 years of operational and managerial experience. She has served in the capacity of Administrative and Legal Assistant responsible for human resources, information technology, office coordination, creating various publications and maintaining and designing complex data bases. She previously worked as the Executive Secretary and treasurer for a large investment advisory firm in Rhode Island.

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

Corporate Governance

For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. The board of Directors consists of two directors. The Company has no activities, and receives no revenues. At such time that the Company has a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee.

Legal Proceedings

There are currently no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 11. EXECUTIVE COMPENSATION

Description of Compensation Table

				Aggregate
		Annual	Annual	Accrued		Stock		All	Annual
		Payments	Payments	Salary Since		And	Compensation	Other	Compensation
Name/Position	Year	Salary	Made	Inception	Bonus	Options	Plans	Compensation	Total

Dale P. Euga	2012	$2,032	2,032	54,940	0	0	0	0	2,032
President	2011	$62,500	7,506	54,940	0	0	0	0	62,500

Arthur M. Read II, Esq.	2012	$0	0	50,000	0	0	0	0	0
Vice President	2011	$50,000	0	50,000	0	0	0	0	0

As of December 31, 2012, accrued compensation was due to the Company’s management in the total amount of $114,981, representing the total remaining from accruals of compensation made for each of the five executive officers up through the first quarter of 2011. Since April 1, 2011, no further accruals of compensation have been made. Other than with respect to Mr. Read (as a result of shares issued to him in December 2010), no executive officer has received total compensation in excess of $100,000 in the Company's fiscal years ended as of December 31, 2011 and December 31, 2012, respectively (see discussion immediately below regarding shares of stock granted to officers, and classification of shares granted to Mr. Euga as non-compensatory). Upon successful completion by the Company of a public offering in the future, however, certain management personnel will receive such compensation as is discussed below in “Anticipated Officer and Director Remuneration”.

Each of the officers has received certain shares of common stock in the Company. With respect to Mr. Euga, all shares that he has received to date have been in respect of his role as a founder and initial proponent of the Company. Accordingly, the Company has not recorded any compensation expense in respect of any shares held by Mr. Euga in the Company nor do such shares issued to Mr. Euga represent compensation that was paid to Mr. Euga. With respect to the other four officers of the Company, shares issued to such officers were recorded at a fair market value of $0.01 per share for purposes of calculating a compensation expense to the Company during the years ended 2012 and 2011, respectively.

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

* Less than 1%

(1) Based upon 193,216,667 shares outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

James Cassidy, a partner in the law firm which acts as counsel to the Company, is the sole owner and director of Tiber Creek Corporation which owns 2,500,000 shares of the Company's common stock. Mr. Cassidy was a promoter of the Company prior to the change of control of the Company. Tiber Creek received consulting fees of $75,000 from the Company and has received shares in the Company. Tiber Creek and its affiliate, IRAA Fin Serv, an unincorporated California business entity, each own 2,500,000 shares in the Company.

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

From time to time, the Company advances amounts to stockholders, as well as receives payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature.  The balance of advances to stockholder as of December 31, 2012 and 2011 was $11,321 and $11,321, respectively.

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

December 31, 2011	December 31, 2012

$14,260	$21,350

Tax Fees

The Company incurred $0 for tax related services.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended December 31, 2012 and 2011.

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on preapproval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

There are no financial statements, schedules nor exhibits filed herewith. The exhibits filed in earlier reports and the Company's Form 10-SB is incorporated herein by reference.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTRERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Powerdyne International, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Powerdyne International, Inc. (A Development Stage "Company") as of December 31, 2012 and 2011 and the related statements of operations, changes in stockholders' (deficit) equity and cash flows for the years then ended, and for the period from February 2, 2010 (inception) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Powerdyne International, Inc. as of December 31, 2012, and 2011 and the result of its operations and its cash flows for the years then ended and for the period from February 2, 2010 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred an accumulated deficit of $1,180,030 from inception to December 31, 2012. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

March 27, 2013
Newport Beach, CA

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS

Current Assets:
Cash	$665	$17,664
Prepaid expenses	-	1,817
Advances to stockholder	11,321	11,321
Total current assets	11,986	30,802

Propery and Equipment
Property and equipment, net	116,117	129,821

Total Assets	$128,103	$160,623

LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$148,120	$135,626
Due to related parties	5,600	--
Notes payable-related parties	43,357	--
Tax payable	956	956
Total current liabilities	198,033	136,582
Total Liabilities	198,033	136,582

Stockholders' (Deficit) Equity:
Common stock; $0.0001 par value; 300,000,000 shares
authorized, 193,216,667 shares issued and outstanding
as of December 31, 2012 and 191,750,000 shares issued and
outstanding as of December 31, 2011	19,322	19,175
Additional paid-in capital	1,090,778	1,056,925
Accumulated deficit	(1,180,030)	(1,052,059)
Total Stockholders' Equity (Deficit)	(69,930)	24,041

Total Liabilities and Stockholders' Equity (Deficit)	$128,103	$160,623

The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the period from
	For the year ended	For the year ended	February 2, 2010 (inception) to
	December 31, 2012	December 31, 2011	December 31, 2012

Revenues	$-	$-	$-
Cost of revenues	-	-	-
Gross profit	-	-	-
Operating expenses	127,015	742,921	1,176,206

Loss from operations	(127,015)	(742,921)	(1,176,206)

Income tax expense	956	2,868.00	3,824

Net loss	$(127,971)	$(745,789)	$(1,180,030)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common
shares outstanding	193,124,408	191,836,301

The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)/EQUITY
For the period from February 2, 2010 (Inception) to December 31, 2012

	Common Stock		Common Stock	Additional Paid-In	Common Stock Subscriptions	Accumulated	Total Stockholders'
	Shares	Amount	Subscribed	Capital	Receivable	Deficit	Equity (Deficit)

Balance, February 2, 2010 (Inception)	1,000,000	$100	$-	$900	$-	$-	$1,000

Common stock subscribed	-	-	191,900	-	(61,915)	-	129,985

Stock issued for change in control	188,000,000	18,800	-	(18,800)	-	-	-
Stock issued for services	16,000,000	1,600	-	158,400	-	-	160,000
Net loss for the period	-	-	-	-	-	(306,270)	(306,270)
Balance, December 31, 2010	205,000,000	$20,500	$191,900	$140,500	$(61,915)	$(306,270)	$(15,285)

Recapitalization shares contributed from
reverse merger agreement	(84,526,666)	(8,453)	-	8,453	-	-	-
Issuance pursuant to merger
agreement for services - fair valued	32,500,000	3,250		321,750	-	-	325,000
Issuance per cash considerations in
relation to the stockholder subscription	36,026,666	3,603	(191,900)	523,997	(102,200)	-	233,500
Common stock issued	2,750,000	275	-	62,225	164,115	-	226,615
Net loss for the year	-	-	-	-	-	(745,789)	(745,789)
Balance, December 31, 2011	191,750,000	19,175	-	1,056,925	-	(1,052,059)	24,041

Issuance per cash considerations in
relation to the stockholder subscription	966,667	97	-	28,903	-	-	29,000
Stock issued for services	500,000	50	-	4,950	-	-	5,000
Net loss for the year	-	-	-	-	-	(127,971)	(127,971)
Balance, December 31, 2012	193,216,667	19,322	-	1,090,778	-	(1,180,030)	(69,930)

The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
December 31, 2012 and 2011

			From
			February 2,
	For the year ended	For the year ended	2010 (Inception) to
	December 31, 2012	December 31, 2011	December 31, 2012
	(unaudited)	(unaudited)
Operating Activities:
Net loss	$(127,971)	$(745,789)	$(1,180,030)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	13,704	3,242	16,946
Stock compensation	5,000	325,000	490,000
Changes in operating assets and liabilities:
Prepaid expenses	1,817	-	-
Accrued expenses	18,093	93,278	153,719
Accrued income taxes	--	956	956
Net cash used by operating activities	(89,357)	(323,313)	(518,409)

Investing Activities:
Purchase of equipment	-	(111,270)	(133,063)
Net cash used by investing activities	-	(111,270)	(133,063)

Financing Activities:
Advances to stockholder	-	(11,727)	(11,321)
Notes payable	43,358	1,800	43,358
Proceeds from common stock	29,000	460,115	620,100
Net cash provided by financing activities	72,358	450,188	652,137

Net change in cash	(16,999)	15,605	665
Cash, beginning of period	17,664	2,059	-

Cash, end of period	$665	$17,664	$665

Suppplemental disclosure if cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$956	$1,912	$2,868

The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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

Development Stage and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage as defined in GAAP. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of December 31, 2012, the Company had an accumulated deficit from inception of $1,180,030.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2012 and 2011.

The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

Equipment net

Equipment is stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The machinery and equipment, previously classified as ‘construction in process’ was placed into service on October 1, 2011 and the Company began to depreciate the assets at that time. The equipment is depreciated over 10 years on a straight-line basis. Vehicles are depreciated over 5 years using the straight-line basis. Depreciation expense for the years ended December 31, 2012 and 2011 was $13,704 and $3,242 respectively, and $16,946 for the period from inception to December 31, 2012.

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
December 31, 2012 and 2011

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

Our tax provision determined using an estimate of our annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Income taxes payable as of December 31, 2012 and December 31, 2011 was $956 and $956, respectively. Income taxes paid for the years ended December 31, 2012 and 2011 were $956 and 1,912, respectively.

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

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same.   As of December 31, 2012 and 2011, there were no outstanding dilutive securities.

The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2012 and 2011

The following table represents the computation of basic and diluted losses per share:

	Year ended December 31, 2012	Year ended December 31, 2011
Loss available for common shareholder	$(127,971)	$(745,789)
Basic and fully diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	193,124,408	191,836,301

Net loss per share is based upon the weighted average shares of common stock outstanding.

Recent Accounting Pronouncements

Effective January 2012, FASB adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

January 2012, FASB adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all nonowner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, adoption of ASU 2011-11 will have on its financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any; the adoption of ASU 2013-02 will have on its financial statements.

The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2012 and 2011

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

5. EQUIPMENT, NET

Equipment consists of the following as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Motor vehicles	$1,976	$1,976
Machinery and equipment	131,087	131,087
Less accumulated depreciation	(16,946)	(3,242)
Total equipment – net	$116,117	$129,821

Machinery and equipment is stated at cost and depreciated on a straight-line basis over an estimated useful life of 10 years.  The machinery and equipment that was previously classified as ‘construction in process,’ was placed into service on October 1, 2011. Total depreciation expense for the years ended December 31, 2012 and 2011 was $13,704 and $3,242, respectively.

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
December 31, 2012 and 2011

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

For the year ended December 31, 2012, the Company raised an additional $29,000 from stockholder subscription agreements for the purchase of 966,667 shares of common stock. In total, the Company has raised $619,100 in cash from common stock subscriptions since inception. On January 25, 2012, the Company issued for $5,000 in services to a consultant shares at $0.01 per share.

7. RELATED PARTY

The Company obtained short-term cash flow from a related party in the form of three demand Notes Payable in the aggregate amount of $10,000 during the year ended December 31, 2012. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accured interest	Maturity
Promissory note 1	$6,000	7%	$136	9/4/2014
Promissory note 2	$2,000	7%	$45	10/1/2014
Promissory note 3	$2,000	7%	$11	12/3/2014
Total	$10,000		$192

The Company obtained short-term cash flow from a related party in the form of six demand Notes Payable in the aggregate amount of $32,953 during the year ended December 31, 2012. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accured interest	Maturity
Promissory note 1	$5,000	7%	$152	7/25/2014
Promissory note 2	$11,000	7%	$148	10/22/2014
Promissory note 3	$15,000	7%	$106	11/24/2014
Promissory note 4	$102	7%	$1	10/22/2014
Promissory note 5	$879	7%	$6	11/24/2014
Promissory note 6	$972	7%	$30	7/25/2014
Total	$32,953		$443

The Company obtained short-term cash flow from a related party in the form of two demand Notes Payable in the aggregate amount of $404 during the year ended December 31, 2012. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accured interest	Maturity
Promissory note 1	$234	7%	$1	12/5/2014
Promissory note 2	$170	7%	$1	11/18/2014
Total	$404		$2

The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2012 and 2011

From time to time, the Company advances amounts to stockholders, as well as receives payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature.  The balance of advances to stockholder as of December 31, 2012 and 2011 was $11,321 and $11,321, respectively.

As stated in Note 9, the Company has signed a real property rental agreement with a related party for its manufacturing facilities that begins January 1, 2012. Rent accrued, but not yet paid, as Due to Related Party at December 31, 2012 and 2011 was $3,600 and $0, respectively. The Company has an agreement with an outside consultant, a related party. Amounts paid to this consultant for the years ended December 31, 2012 and 2011 was $24,000 and $18,000, respectively. Amounts accrued, but not yet paid, as due to related party at December 31, 2012 and December 31, 2011 was $2,000 and $0, respectively.

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

The accompanying notes are an integral part of these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERDYNE INTERNATIONAL, INC.

Dated: March 27, 2013	By:	/s/ Dale P. Euga
President and principal executive officer

Dated: March 27, 2013	By:	/s/ Linda H. Madison
Principal financial officer

Dated: March 27, 2013	By:	/s/ Linda H. Madison
Principal accounting officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Dale P. Euga	President and Principal executive officer	March 27, 2013
Dale P. Euga

/s/ Linda H. Madison	Principal financial officer	March 27, 2013
Linda H. Madison

/s/ Linda H. Madison	Principal accounting officer	March 27, 2013
Linda H. Madison

/s/ Dale P. Euga	Director	March 27, 2013
Dale P. Euga

/s/ Arthur M. Read, II, Esq.	Director	March 27, 2013
Arthur M. Read, II, Esq.