Form 10-Q
period 2013-03-31
POWERDYNE INTERNATIONAL, INC.
filed 2013-05-15
CIK 1435617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 0-53259

POWERDYNE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5572576
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Jefferson Place
100 Jefferson Boulevard, Suite 200
Warwick, Rhode Island 02888-3849
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2013

Common Stock, par value $0.0001	193,216,667 shares

Documents incorporated by reference:            None

INDEX TO FINANCIAL STATEMENTS
(Unaudited)

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)

ASSETS

Current Assets:
Cash	$7,042	$665
Advances to stockholder	11,321	11,321
Total current assets	18,363	11,986

Property and equipment, net	112,741	116,117

Total Assets	$131,104	$128,103

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$152,696	$148,120
Due to related party	11,425	5,600
Notes payable-related parties	67,457	43,357
Tax payable	--	956
Total current liabilities	231,578	198,033
Total Liabilities	231,578	198,033

Stockholders' Deficit:
Common stock; $0.0001 par value; 300,000,000 shares
authorized, 193,216,667 shares issued and outstanding
as of March 31, 2013 and December 31, 2012	19,322	19,322
Additional paid-in capital	1,090,778	1,090,778
Accumulated deficit	(1,210,574)	(1,180,030)
Total Stockholders' Deficit	(100,474)	(69,930)

Total Liabilities and Stockholders' Deficit	$131,104	$128,103

Page 2	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the period from February 2, 2010
	Months Ended	Months Ended	(inception) to
	March 31, 2013	March 31, 2012	March 31, 2013

Revenues	$-	$-	$-
Cost of revenues	-	-	-
Gross profit	-	-	-
Operating expenses	30,544	41,735	1,206,750

Loss from operations	(30,544)	(41,735)	(1,206,750)

Income tax expense	--	--	3,824

Net loss	$(30,544)	$(41,735)	$(1,210,574)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common
shares outstanding	193,216,667	192,845,605

Page 3	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the period from February 2, 2010 (Inception) to March 31, 2013

	Common Stock		Common Stock	Additional Paid-In	Common Stock Subscriptions	Accumulated	Total Stockholders'
	Shares	Amount	Subscribed	Capital	Receivable	Deficit	Equity (Deficit)

Balance, February 2, 2010 (Inception)	1,000,000	$100	$-	$900	$-	$-	$1,000
Common stock subscribed	-	-	191,900	-	(61,915)	-	129,985
Stock issued for change in control	188,000,000	18,800	-	(18,800)	-	-	-
Stock issued for services	16,000,000	1,600	-	158,400	-	-	160,000
Net loss for the period	-	-	-	-	-	(306,270)	(306,270)
Balance, December 31, 2010 (1)	205,000,000	20,500	191,900	140,500	(61,915)	(306,270)	(15,285)

Recapitalization shares contributed from
reverse merger agreement	(84,526,666)	(8,453)	-	8,453	-	-	-
Issuance pursuant to merger
agreement for services - fair valued	32,500,000	3,250	-	321,750	-	-	325,000
Issuance per cash considerations in
relation to the stockholder subscription	36,026,666	3,603	(191,900)	523,997	(102,200)	-	233,500
Common stock issued	2,750,000	275	-	62,225	164,115		226,615
Net loss for the year	-	-	-	-	-	(745,789)	(745,789)
Balance, December 31, 2011	191,750,000	19,175	-	1,056,925	-	(1,052,059)	24,041

Issuance per cash considerations in	-	-	-	-	-	-	-
relation to the stockholder subscription	966,667	97	-	28,903	-	-	29,000
Stock issued for services	500,000	50	-	4,950	-	-	5,000
Net loss for the year	-	-	-	-	-	(127,971)	(127,971)
Balance, December 31, 2012	193,216,667	$19,322	$-	$1,090,778	$-	$(1,180,030)	$(69,930)
Net loss for the period	-	-	-	-	-	(30,544)	(30,544)
Balance, March 31, 2013	193,216,667	19,322	-	1,090,778	-	(1,210,574)	(100,474)

(1)	The capital accounts of the Company have been retroactivrly restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

Page 4	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
 STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three	For The Three	From February 2,
	Months Ended	Months Ended	2010 (Inception) to
	March 31, 2013	March 31, 2012	March 31, 2013

Operating Activities:
Net loss	$(30,544)	$(41,735)	$(1,210,574)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	3,376	3,576	20,322
Stock compensation	-	5,000	490,000
Changes in operating assets and liabilities:
Prepaid expenses	-	1,032	--
Accrued expenses	4,576	(4,770)	152,696
Due to related party	5,825	900	11,425
Tax payable	(956)	(956)	--
Net cash used in operating activities	(17,723)	(36,953)	(536,131)

Investing Activities:
Purchase of equipment	-	-	(133,063)
Net cash used in investing activities	-	-	(133,063)

Financing Activities:
Advances to stockholder	-	-	(11,321)
Proceeds from notes payable - related parties	24,100	-	67,457
Proceeds from issuance of common stock	-	29,000	620,100
Net cash provided by financing activities	24,100	29,000	676,236

Net change in cash	6,377	(7,953)	7,042
Cash, beginning of period	665	17,664	-

Cash, end of period	$7,042	$9,711	$7,042

Suppplemental disclosure of cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$956	$956	$3,824

Page 5	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2013 and 2012
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

Page 6	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited)

2.  REVERSE MERGER ACCOUNTING (CONTINUED)

In conjunction with the merger, the Company received no cash and assumed no liabilities from Greenmark Acquisition Corporation.  All members of the Company’s executive management are from Powerdyne, Inc.

3. BASIS OF PRESENTATION

The accompanying unaudited financial statements primarily reflect the financial position, results of operations and cash flows of the Company (as discussed above).  The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other period. These financial statements and accompanying notes should be read in conjunction with the  financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 on file with the SEC (our “Annual Report”).  There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report.

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

Development Stage and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage as defined in GAAP. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of March 31, 2013, the Company had an accumulated deficit from inception of $1,210,574.

Page 7	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s activities will necessitate significant uses of working capital beyond 2013. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s continued research and development efforts and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities, more specifically from one of its major shareholders.

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

Fair Value of Financial Instruments

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs are unobservable inputs for the asset or liability.

Page 8	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited)

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

The Company's financial instruments consisted of cash and the notes payable.  The estimated fair value of these instruments approximates its carrying amount due to the short maturity of these instruments

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2013 and December 31, 2012.

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

Property and Equipment

Property and equipment is stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The machinery and equipment, previously classified as ‘construction in progress’ was placed into service on October 1, 2011 and the Company began to depreciate the assets at that time. The equipment is depreciated over 10 years on a straight-line basis. Vehicles are depreciated over 5 years using the straight-line basis. Depreciation expense for the periods ended March 31, 2013 and 2012 was $3,376 and $3,576, respectively, and $20,322 for the period from inception to March 31, 2013.

Page 9	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited)

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

Income Taxes

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109), (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions,as defined.  ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.

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

Page 10	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited)

Our tax provision determined using an estimate of our annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Taxes payable as of March 31, 2013 and December 31, 2012 was $0 and $956, respectively.

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

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same.   As of March 31, 2013 and 2012, there were no outstanding dilutive securities.

Page 11	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited)

The following table represents the computation of basic and diluted losses per share:

	Three Months	Three Months
	ended March 31,	ended March 31,
	2013	2012
Loss available for common shareholder	$(30,544)	$(41,735)
Basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	193,216,667	192,845,605

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

Page 12	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited)

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

New Accounting Pronouncements Not Yet Adopted
In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our consolidated financial statements

Page 13	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited)

5. PROPERTY AND EQUIPMENT - NET

Equipment consists of the following as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Motor vehicles	$1,976	$1,976
Machinery and equipment	131,087	131,087
Less accumulated depreciation	(20,322)	(16,946)

Total equipment - net	$112,741	$116,117

Equipment is stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives: vehicles 5 years and machinery and equipment 10 years.  The machinery and equipment that was previously classified as ‘construction in process,’ was placed into service on October 1, 2011. Total depreciation expense for the periods ended March 31, 2013 and 2012 was $3,376 and $3,576, respectively and from February 2, 2010 (Inception) to March 31, 2013 was $20,322.

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

Page 14	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited)

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

For the year ended December 31, 2012, the Company raised an additional $29,000 from stockholder subscription agreements for the purchase of 966,667 shares of common stock. In total, the Company has raised $619,100 in cash from common stock subscriptions since inception. In addition, during the period ended March 31, 2012, 500,000 shares were issued to a consultant as compensation for services rendered. The Company valued the award of stocks at $0.01 per share for a total of $5,000.

7. RELATED PARTY –Promissory Note

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

Note	Principal	Rate	Accured interest	Maturity
Promissorynote 1	$5,000	7%	$152	7/25/2014
Promissorynote 2	$11,000	7%	$148	10/22/2014
Promissorynote 3	$15,000	7%	$106	11/24/2014
Promissorynote 4	$102	7%	$1	10/22/2014
Promissorynote 5	$879	7%	$6	11/24/2014
Promissorynote 6	$972	7%	$30	7/25/2014
Total	$32,954		$443

Page 15	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited)

The Company obtained short-term cash flow from a related party in the form of two demand Notes Payable in the aggregate amount of $404 during the year ended December 31, 2012 and an additional amount of $6,100 during the quarter ended March 31, 2013. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accured interest	Maturity
Promissory note 1	$234	7%	$1	12/5/2014
Promissory note 2	$170	7%	$1	11/18/2014
Promissory note 3	$4,100	7%	$43	2/5/2015
Promissory note 4	$2,000	7%	$20	2/7/2015
Total	$6,504		$65

The Company obtained short-term cash flow from a related party in the form of two demand Notes Payable in the aggregate amount of $18,000 during the quarter ended March 31, 2013. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accured interest	Maturity
Promissory note 1	$8,000	7%	20	3/18/2015
Promissory note 2	$10,000	7%	74	2/21/2013
Total	$18,000		94

From time to time, the Company advances amounts to stockholders, as well as receives payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature.  The balance of advances to stockholder as of March 31, 2013 and December 31, 2012 was $11,321 and $11,321, respectively. Besides, as stated in Note 9, the Company signed a real property rental agreement with a related party for its manufacturing facilities that begins January 1, 2012. Rent accrued, but not yet paid, as Due to Related Party at March 31, 2013 and December 31, 2012 was $3,600 and $3,600, respectively. The Company has an agreement with an outside consultant, a related party. Amounts paid to the period ended March 31, 2013 and March 31, 2012 was $6,000 and $6,000 respectively. Amounts accrued, but not yet paid as due to related party at March 31, 2013 and December 31, 2012 was $7,825 and $ 2,000, respectively.

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

Page 16	The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited)

On February 6, 2012, the Company signed a “Developers License Agreement” with AMCANCO, LLC (“AMCANCO”), a limited liability corporation organized and existing in Massachusetts.  AMANCO has agreed to use its resources and interest to develop renewable energy projects utilizing the Company’s generator set technology. This agreement essentially replaces the MoU with Turning Mills, LLC.

9. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company entered into an operating lease agreement for its manufacturing facilities with a related party on October 1, 2011. The initial term of the lease begins January 1, 2012 and ends March 31, 2012. The Company has the option to renew the lease for an additional three month term beginning April 1, 2012. Additional three month terms are renewable at the Company’s option through December 2017. The Company shall pay this related party $300 per month, beginning January 1, 2012, for the term of the lease. In addition, The Company is responsible for utilities used at this facility. The Company no longer occupies the space as of December 31, 2012.

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

Page 17	The accompanying notes are an integral part of these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a development stage company and has experienced losses since its inception. The Company's independent auditors have issued a report raising a substantial doubt about the Company's ability to continue as a going concern. The Company has not established a revenue source since inception.  The only source of cash has been capital invested by shareholders and the Company has had no sales nor received revenues since inception through March 31, 2013.

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

The following discussion and analysis of Powerdyne International, Inc. financial condition and results of operations are based on the unaudited financial statements as of March 31, 2013 and 2012, which were prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

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

Results of Operations - The three months ended March 31, 2013 compared to the three months ended March 31, 2012:

Revenues

Powerdyne International, Inc. did not generate revenues during the three months ended March 31, 2013 and 2012.

Operating expenses

During the three months ended March 2013 and 2012, total operating expenses were $30,544 and $41,735, respectively.  The decrease related to the selling, general and administrative expenses was approximately $11,000.  This decrease resulted primarily from the decrease in employee stock compensation of approximately $5,000, a decrease in stock registration fees of approximately $3,000 and an decrease in other operating expenses of approximately $3,000.

Net loss

During the three months ended March 31, 2013 and 2012, the net loss was $30,544 and $41,735, respectively.

Liquidity and Capital Resources

As of March 31, 2013 and December 31, 2012, Powerdyne International, Inc. had a working capital deficit of $213,215 and $186,047, respectively.   For the three months ended March 31, 2013, Powerdyne International, Inc. had approximately $6,500 increase in cash. The cash used in operations of approximately $18,000 was primarily due to net loss from operations of $30,500 less non-cash adjustments to net operating cash flows of approximately $4,000 of depreciation and the increase of accrued but unpaid expenses of approximately $10,000 and the decrease of approximately $1,000 in tax payable. Of the total cash provided by financing activities of approximately $24,000, $0 was used to purchase equipment and the remaining amount for working capital and operating activities.

For the period from February 2, 2010 (inception) to March 31, 2013, Powerdyne International Inc. had approximately $7,000 of net cash increase. The cash used in operations of approximately $536,000 was primarily due to net loss from operations of $1,210,574 less non-cash adjustments to net operating cash flows of approximately $490,000 of employee stock compensation, $20,000 of depreciation, and approximately $163,000 of accrued but unpaid expenses. Of the total cash provided by financing activities of approximately $676,000, approximately $133,000 was used to purchase equipment and the remaining amount for working capital and operating activities.

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

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2013 and December 31, 2012, the carrying value of certain financial instruments such as accounts receivable, accounts payable, notes payable-related parties, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

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

POWERDYNE INTERNATIONAL, INC.

	By:	/s/ Dale P. Euga
Dated: May 14, 2013		President and Principal executive officer

	By:	/s/ Linda H. Madison
Dated: May 14, 2013		Principal financial officer

Page 23