Form 10-Q
period 2013-06-30
POWERDYNE INTERNATIONAL, INC.
filed 2013-08-13
CIK 1435617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at June 30, 2013

Common Stock, par value $0.0001	193,657,844 shares

Documents incorporated by reference:   None

INDEX TO FINANCIAL STATEMENTS
(Unaudited)

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS

Current Assets:
Cash	$15,799	$665
Prepaid expenses	15,000	-
Advances to stockholder	11,321	11,321
Total current assets	42,120	11,986

Property and equipment, net	109,365	116,117

Total Assets	$151,485	$128,103

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$273,353	$148,120
Note Payable	42,500	-
Due to related parties	15,750	5,600
Notes payable-related parties	67,457	43,357
Tax payable	-	956
Total current liabilities	399,060	198,033
Total Liabilities	399,060	198,033

Stockholders' Deficit:
Common stock; $0.0001 par value; 300,000,000 shares authorized, 193,657,844 shares issued and outstanding as of June 30, 2013 and 193,216,667 shares issued and outstanding as of December 31, 2012	19,366	19,322
Additional paid-in capital	1,120,734	1,090,778
Accumulated deficit during development stage	(1,387,675)	(1,180,030)
Total Stockholders' Deficit	(247,575)	(69,930)

Total Liabilities and Stockholders' Deficit	$151,485	$128,103

The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	For the period from February 2, 2010 (inception) to June 30, 2013
Revenues	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-
Gross profit	-	-	-	-	-
Operating expenses	177,101	19,134	207,645	60,869	1,383,851

Loss from operations	(177,101)	(19,134)	(207,645)	(60,869)	(1,383,851)

Income tax expense	-	-	-	-	3,824

Net loss	$(177,101)	$(19,134)	$(207,645)	$(60,869)	$(1,387,675)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	193,231,211	193,216,667	193,223,979	193,031,136

The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the period from February 2, 2010 (Inception) to June 30, 2013

	Common Stock			Additional	Common Stock		Total
	Shares	Amount	Common Stock Subscribed	Paid-In Capital	Subscriptions Receivable	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance, February 2, 2010 (Inception)	1,000,000	$100	$-	$900	$-	$-	$1,000
Common stock subscribed	-	-	191,900	-	(61,915)	-	129,985
Stock issued for change in control	188,000,000	18,800	-	(18,800)	-	-	-
Stock issued for services	16,000,000	1,600	-	158,400	-	-	160,000
Net loss for the period	-	-	-	-	-	(306,270)	(306,270)
Balance, December 31, 2010 (1)	205,000,000	20,500	191,900	140,500	(61,915)	(306,270)	(15,285)

Recapitalization shares contributed from reverse merger agreement	(84,526,666)	(8,453)	-	8,453	-	-	-
Issuance pursuant to merger agreement for services - fair valued	32,500,000	3,250	-	321,750	-	-	325,000
Issuance per cash considerations in relation to the stockholder subscription	36,026,666	3,603	(191,900)	523,997	(102,200)	-	233,500
Common stock issued	2,750,000	275	-	62,225	164,115	-	226,615
Net loss for the year	-	-	-	-	-	(745,789)	(745,789)
Balance, December 31, 2011	191,750,000	19,175	-	1,056,925	-	(1,052,059)	24,041

Issuance per cash considerations in relation to the stockholder subscription	966,667	97	-	28,903	-	-	29,000
Stock issued for services	500,000	50	-	4,950	-	-	5,000
Net loss for the year	-	-	-	-	-	(127,971)	(127,971)
Balance, December 31, 2012	193,216,667	19,322	-	1,090,778	-	(1,180,030)	(69,930)
Stock issued for services	441,177	44	-	29,956	-	-	30,000
Net loss for the period	-	-	-	-	-	(207,645)	(207,645)
Balance, June 30, 2013 (Unaudited)	$193,657,844	$19,366	$-	$1,120,734	$-	$(1,387,675)	$(247,575)

(1) The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
 CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended June 30, 2013	For The Six Months Ended June 30, 2012	From February 2, 2010 (Inception) to June 30, 2013
Operating Activities:
Net loss	$(207,645)	$(60,869)	$(1,387,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,752	6,952	23,698
Stock compensation	150,000	5,000	640,000
Changes in operating assets and liabilities:
Prepaid expenses	(15,000)	1,817	(15,000)
Accrued expenses	5,233	92	153,353
Due to related party	10,150	1,800	15,750
Tax payable	(956)	(956)	-
Net cash used in operating activities	(51,466)	(46,164)	(569,874)

Investing Activities:
Purchase of equipment	-	-	(133,063)
Net cash used in investing activities	-	-	(133,063)

Financing Activities:
Advances to stockholder	-	-	(11,321)
Proceeds from Note payable	42,500	-	42,500
Notes payable - related parties	24,100	-	67,457
Proceeds from issuance of common stock	-	29,000	620,100
Net cash provided by financing activities	66,600	29,000	718,736

Net change in cash	15,134	(17,164)	15,799
Cash, beginning of period	665	17,664	-

Cash, end of period	$15,799	$500	$15,799

Supplemental disclosure of cash now information
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$956	$956	$3,824

The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2013 and 2012
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

The merger is being accounted for as a reverse-merger and recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”).  Powerdyne, Inc. is the acquirer for financial reporting purposes and the Company is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of Powerdyne, Inc. and have been recorded at the historical cost basis of Powerdyne, Inc., and the financial statements after completion of the merger include the assets and liabilities of the Company and Powerdyne, Inc., historical operations of Powerdyne, Inc. and operations of the Company from the closing date of the Merger.  Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the merger.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2013 and 2012
(Unaudited)

2.  REVERSE MERGER ACCOUNTING (CONTINUED)

In conjunction with the merger, the Company received no cash and assumed no liabilities from Greenmark Acquisition Corporation.  All members of the Company’s executive management are from Powerdyne, Inc.

3. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements primarily reflect the financial position, results of operations and cash flows of the Company (as discussed above).  The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other period. These financial statements and accompanying notes should be read in conjunction with the  financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 on file with the SEC (our “Annual Report”).  There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying condensed financial statements. The Company is classified as a development stage enterprise under GAAP and has not generated significant revenues from its principal operations.

Development Stage and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage as defined in GAAP. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of June 30, 2013, the Company had an accumulated deficit from inception of $1,387,675.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2013 and 2012
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

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2013 and 2012
(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2013 and December 31, 2012.

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

Property and Equipment

Property and equipment is stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The machinery and equipment, previously classified as ‘construction in progress’ was placed into service on October 1, 2011 and the Company began to depreciate the assets at that time. The equipment is depreciated over 10 years on a straight-line basis. Vehicles are depreciated over 5 years using the straight-line basis. Depreciation expense for the periods ended June 30, 2013 and 2012 was $6,752 and $6,952, respectively, and $23,698 for the period from inception to June 30, 2013.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2013 and 2012
(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes

The implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109), (“ASC 740”) clarifies the accounting and disclosure for uncertainty in tax positions as defined.  ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.

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

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2013 and 2012
(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Our tax provision was determined using an estimate of our annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Taxes payable as of June 30, 2013 and December 31, 2012 was $0 and $956, respectively.

Share Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on Financial Accounting Standards Board (FASB) ASC Topic 718, “Compensation – Stock Compensation”, whereas the award is measured at its fair value at the date of grant and is amortized ratably over the vesting period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with ASC Topic 505, “Equity”, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same.   As of June 30, 2013 and 2012, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share:

	Six months ended June 30, 2013	Six months ended June 30, 2012
Loss available for common shareholder	$(207,645)	$(60,869)
Basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	193,223,979	193,031,136

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2013 and 2012
(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net loss per share is based upon the weighted average shares of common stock outstanding.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

5. PROPERTY AND EQUIPMENT - NET

Equipment consists of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Motor vehicles	$1,976	$1,976
Machinery and equipment	131,087	131,087
	133,063	133,063
Less accumulated depreciation	(23,698)	(16,946)
Total equipment - net	$109,365	$116,117

Equipment is stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives: vehicles 5 years and machinery and equipment 10 years.  The machinery and equipment that was previously classified as ‘construction in process,’ was placed into service on October 1, 2011. Total depreciation expense for the periods ended June 30, 2013 and 2012 was $6,752 and $6,952, respectively and from February 2, 2010 (Inception) to June 30, 2013 was $23,698.

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
June 30, 2013 and 2012
(Unaudited)

6. COMMON STOCK (CONTINUED)

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

On December 13, 2010, the Company issued 188,000,000 shares to Dale Euga, the sole shareholder of Powerdyne Inc. The shares were issued to effect a change of control of the Company in anticipation of the merger that was eventually consummated with Powerdyne, Inc.

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

During the period ended June 30, 2013, 441,177 shares were issued to a consultant as compensation for services rendered. The Company valued the stock at $0.068 per share for a total of $30,000.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2013 and 2012
(Unaudited)

7. NOTE PAYABLE

The Company entered into an agreement with an unrelated party in order to obtain short term cash flow in the form of a $42,500, eight (8) percent convertible note payable. The term of this debt is nine (9) months. Any time after 180 days, the lender may convert all or some of the principal and accrued interest into common stock of the Company at a discount rate of 42% to the market. Accrued interest at June 30, 2013 and December 31, 2012 was $237 and $0, respectively. This note is secured by Company common stock.

8. RELATED PARTY –Promissory Note

The Company obtained short-term cash flow from a related party in the form of three demand Notes Payable in the aggregate amount of $10,000 during the year ended December 31, 2012. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accured interest	Maturity
Promissory note 1	$6,000	7%	$344	9/4/2014
Promissory note 2	$2,000	7%	$105	10/1/2014
Promissory note 3	$2,000	7%	$80	12/3/2014
Total	$10,000		$529

The Company obtained short-term cash flow from a related party in the form of six demand Notes Payable in the aggregate amount of $32,954 during the year ended December 31, 2012. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accured interest	Maturity
Promissory note 1	$5,000	7%	$295	7/25/2014
Promissory note 2	$11,000	7%	$530	10/22/2014
Promissory note 3	$15,000	7%	$627	11/24/2014
Promissory note 4	$102	7%	$5	10/22/2014
Promissory note 5	$879	7%	$37	11/24/2014
Promissory note 6	$972	7%	$57	7/25/2014
Total	$32,954		$1,551

The Company obtained short-term cash flow from a related party in the form of two demand Notes Payable in the aggregate amount of $404 during the year ended December 31, 2012 and an additional amount of $6,100 during the quarter ended March 31, 2013. The Notes bear an interest rate of 7% per annum and are unsecured.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2013 and 2012
(Unaudited)

8. RELATED PARTY –Promissory Note (CONTINUED)

Note	Principal	Rate	Accured interest	Maturity
Promissory note 1	$234	7%	$9	12/5/2014
Promissory note 2	$170	7%	$7	11/18/2014
Promissory note 3	$4,100	7%	$115	2/5/2015
Promissory note 4	$2,000	7%	$55	2/7/2015
Total	$6,504		$186

The Company obtained short-term cash flow from a related party in the form of two demand Notes Payable in the aggregate amount of $18,000 during the quarter ended March 31, 2013. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accured interest	Maturity
Promissory note 1	$8,000	7%	161	3/18/2015
Promissory note 2	$10,000	7%	249	2/21/2013
Total	$18,000		410

From time to time, the Company advances amounts to stockholders, as well as receives payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature.  The balance of advances to stockholder as of June 30, 2013 and December 31, 2012 was $11,321 and $11,321, respectively. Besides, as stated in Note 10, the Company signed a real property rental agreement with a related party for its manufacturing facilities that begins January 1, 2012. Rent accrued, but not yet paid, as Due to Related Party at June 30, 2013 and December 31, 2012 was $3,600 and $3,600, respectively. In addition, there was a charge for cleanup of premises in the amount of $325 accrued for the period ended June 30, 2013. The Company has an agreement with an outside consultant, a related party. Amounts paid to the related party during the periods ended June 30, 2013 and June 30, 2012 was $2,175 and $12,000 respectively. Amounts accrued, but not yet paid as due to related party at June 30, 2013 and December 31, 2012 was $11,825 and $ 2,000, respectively.

9. MEMORANDUM OF UNDERSTANDING

The Company entered into a Memorandum of Understanding (MoU) with Turning Mill, LLC, a Massachusetts company that has developed a business model that utilizes various federal and state renewable energy programs.  The MoU sets forth a framework for the companies to begin to collaborate in the clean, renewable energy market place. This MoU expired December 31, 2011.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2013 and 2012
(Unaudited)

9. MEMORANDUM OF UNDERSTANDING (CONTINUED)

On February 6, 2012, the Company signed a “Developers License Agreement” with AMCANCO, LLC (“AMCANCO”), a limited liability corporation organized and existing in Massachusetts.  AMANCO has agreed to use its resources and interest to develop renewable energy projects utilizing the Company’s generator set technology. This agreement essentially replaces the MoU with Turning Mills, LLC. As of this date, there have been no substantive developments.

10. COMMITMENTS AND CONTINGENCIES

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

Financing Agreements

On June 5, 2013, the Company signed a “Term Sheet” with a venture capital group, outlining the equity financing arrangement the companies have agreed on. The arrangement calls for the Company to make available to the venture capital group for purchase up to $3,000,000 in a “Registered Direct Offering” of the Company’s common stock at 80% of market price under certain conditions. The Company must prepare a stock registration statement that is declared “effective” by the Securities and Exchange Commission. The Company must pay for the document preparation fees as well as issue 5% of the offering amount in newly issued stock representing a commitment fee upon execution of the term sheet. As partial fulfillment of the commitment fee, the Company issued 441,177 shares at $0.068 per share for a total value of $30,000 on June 27, 2013 with the balance of these shares to be issued in July 2013 and recorded in accrued expenses.

Litigation

During the ordinary course of the Company’s business, it is subject to various claims and litigation. Management believes that the outcome of such claims or litigation will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2013 and 2012
(Unaudited)

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is involved in a legal settlement with a former employee of the Company.  The Company is seeking reimbursement of expenses paid in the amount of $5,000.  The former employee is seeking further additional expenses incurred in the amount of $6,500. It is the opinion of the Company’s legal counsel that the legal action is without merit and no accrual has been recorded for this claim.

11. SUBSEQUENT EVENTS

As noted in “financing agreements” in Note 10, the Company issued the balance of the commitment shares totaling 1,764,707 shares at $0.068 per share for a total value of $120,000. These shares were issued on July 2, 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a development stage company and has experienced losses since its inception. The Company's independent auditors have issued a report raising a substantial doubt about the Company's ability to continue as a going concern. The Company has not established a revenue source since inception.  The only source of cash has been capital invested by shareholders and the Company has had no sales nor received revenues since inception through June 30, 2013.

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

The following discussion and analysis of Powerdyne International, Inc. financial condition and results of operations are based on the unaudited financial statements as of June 30, 2013 and 2012, which were prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

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

The Company has recently completed a fully operational factory Series 2 prototype, which has been tested and is ready as a demonstration unit. This unit is available for any prospective customers to view in full operational capacity. In addition, the Series 2 prototype is ready to be manufactured for customers upon placement of customer orders.

On February 28, 2011, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 for the offer and sale of up 16,000,000 shares of Common Stock by the Company at $0.15 per share and for the offer of 71,535,166 shares of Common Stock by the holders of those shares at $0.15 per share. The Company has amended its registration to include only the registration of the 71,535,166 shares of Common Stock by the holders thereof. The Company’s registration statement has been declared effective by the Securities and Exchange Commission on June 12, 2012. On behalf of the Company, Spartan Securities Group, Ltd filed a form 15c2-11 and was cleared to submit a quote on the OTC Bulletin Board and in OTC Link for the Company under the symbol of   PWDY.

Overview

The Company plans to manufacture, install, maintain and lease its own portable electrical power equipment (for which the Company has applied for a patent). The Company plans to manufacture portable electrical power equipment intended to be installed at client locations. The Company will own, maintain and lease the equipment to the customer who will use it to produce its own supplemental electrical power. The Company's products are intended to be portable, easy-to-use units that can be conveniently redeployed in various locations around the world. The Company's units can also be assembled and combined to produce power centers providing up to 50 megawatts of power. The Company's headquarters are located in Warwick, Rhode Island and operates a facility in Taunton, Massachusetts.

The Company will market its products in locations where inexpensive electrical power is needed and clean energy powered electrical equipment is needed and/or required.

Plan of Operations

The Company's strategy is to pursue selected opportunities in markets where inexpensive and environmentally friendly power sources are needed and/or required.

Results of Operations - The six months ended June 30, 2013 compared to the six months ended June 30, 2012:

Revenues

Powerdyne International, Inc. did not generate revenues during the six months ended June 30, 2013 and 2012.

Operating expenses

During the six months ended June 30, 2013 and 2012, total operating expenses were $207,645 and $60,869, respectively.  The increase related to the selling, general and administrative expenses was approximately $147,000.  This increase resulted primarily from the increase in non-employee stock compensation of approximately $145,000, a decrease in stock registration fees of approximately $5,000 and an increase in other operating expenses of approximately $7,000.

Net loss

During the six months ended June 30, 2013 and 2012, the net loss was $207,645 and $60,869, respectively.

Liquidity and Capital Resources

As of June 30, 2013 and December 31, 2012, Powerdyne International, Inc. had a working capital deficits of $356,940 and $186,047, respectively.   For the six months ended June 30, 2013, Powerdyne International, Inc. had approximately $15,100 increase in cash. The cash used in operations of approximately $51,000 was primarily due to net loss from operations of $207,600 less non-cash adjustments to net operating cash flows of approximately $7,000 of depreciation, 30,000 in stock.

Liquidity and Capital Resources (continued)

compensation and the increase of accrued but unpaid expenses of approximately $135,000 and the increase of approximately $15,000 in prepaid expenses and a decrease of approximately $1,000 in tax payable. Of the total cash provided by financing activities of approximately $67,000, $0 was used to purchase equipment and the remaining amount for working capital and operating activities.

For the period from February 2, 2010 (inception) to June 30, 2013, Powerdyne International Inc. had approximately $15,800 of net cash increase. The cash used in operations of approximately $570,000 was primarily due to net loss from operations of $1,387,675 less non-cash adjustments to net operating cash flows of approximately $520,000 of employee and non-employee stock compensation, $24,000 of depreciation, and approximately $289,000 of accrued but unpaid expenses and approximately $15,000 of prepaid expenses. Of the total cash provided by financing activities of approximately $719,000, approximately $133,000 was used to purchase equipment and the remaining amount for working capital and operating activities.

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

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2013 and December 31, 2012, the carrying value of certain financial instruments such as accounts receivable, accounts payable, notes payable-related parties, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

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

During the period ended June 30, 2013, 441,177 shares were issued to a consultant as compensation for services rendered. The Company valued the stock at $0.068 per share for a total of $30,000.

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

POWERDYNE INTERNATIONAL, INC.

By: /s/ Dale P. Euga
Dated: August 13, 2013	President and Principal executive officer

By: /s/ Linda H. Madison
Dated: August 13, 2013	Principal financial officer