Form 10-Q
period 2013-09-30
POWERDYNE INTERNATIONAL, INC.
filed 2013-11-19
CIK 1435617

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at September 30, 2013

Common Stock, par value $0.0001	195,422,551 shares

Documents incorporated by reference:   None

INDEX TO FINANCIAL STATEMENTS
(Unaudited)

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash	$14,506	$665
Advances to stockholder	11,321	11,321
Total current assets	25,827	11,986

Property and Equipment:
Property and equipment, net	105,989	116,117

Total Assets	$131,816	$128,103

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$161,659	$148,120
Notes payable	75,000	-
Due to related party	13,250	5,600
Notes payable-related parties	67,457	43,357
Tax payable	-	956
Total current liabilities	317,366	198,033
Total Liabilities	317,366	198,033

Stockholders' Deficit:
Common stock; $0.0001 par value; 300,000,000 shares authorized, 195,422551 shares issued and outstanding as of September 30, 2013 and 193,216,667 shares issued and outstanding as of December 31, 2012	19,542	19,322
Additional paid-in capital	1,240,558	1,090,778
Accumulated deficit	(1,445,650)	(1,180,030)
Total Stockholders' Deficit	(185,550)	(69,930)

Total Liabilities and Stockholders' Deficit	$131,816	$128,103

The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three	For the three	For the Nine	For the Nine	For the period from February 2, 2010
	months ended	months ended	Months Ended	Months Ended	(inception)
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	to September 30, 2013

Revenues	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-
Gross profit	-	-	-	-	-
Operating expenses	57,975	22,610	265,620	83,479	1,441,826

Loss from operations	(57,975)	(22,610)	(265,620)	(83,479)	(1,441,826)

Income tax expense	--	--	--	--	3,824

Net loss	$(57,975)	$(22,610)	$(265,620)	$(83,479)	$(1,445,650)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	193,945,498	193,216,667	193,951,962	193,093,431

The accompanying notes are an integral part of these condensed financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the period from February 2, 2010 (Inception) to September 30, 2013

				Additional	Common Stock		Total Stockholders'
	Common Stock		Common Stock	Paid-In	Subscriptions	Accumulated	Equity
	Shares	Amount	Subscribed	Capital	Receivable	Deficit	(Deficit)

Balance, February 2, 2010 (Inception)	1,000,000	$100	$-	$900	$-	$-	$1,000
Common stock subscribed	-	-	191,900	-	(61,915)	-	129,985
Stock issued for change in control	188,000,000	18,800	-	(18,800)	-	-	-
Stock issued for services	16,000,000	1,600	-	158,400	-	-	160,000
Net loss for the period	-	-	-	-	-	(306,270)	(306,270)
Balance, December 31, 2010 (1)	205,000,000	20,500	191,900	140,500	(61,915)	(306,270)	(15,285)

Recapitalization shares contributed from reverse merger agreement	(84,526,666)	(8,453)	-	8,453	-	-	-
Issuance pursuant to merger agreement for services - fair valued	32,500,000	3,250	-	321,750	-	-	325,000
Issuance per cash consideration in relation to the stockholder subscription	36,026,666	3,603	(191,900)	523,997	(102,200)	-	233,500
Common stock issued	2,750,000	275	-	62,225	164,115		226,615
Net loss for the year	-	-	-	-	-	(745,789)	(745,789)
Balance, December 31, 2011	191,750,000	19,175	-	1,056,925	-	(1,052,059)	24,041

Issuance per cash consideration in relation to the stockholder subscription	966,667	97	-	28,903	-	-	29,000
Stock issued for services	500,000	50	-	4,950	-	-	5,000
Net loss for the year	-	-	-	-	-	(127,971)	(127,971)
Balance, December 31, 2012	193,216,667	19,322	-	1,090,778	-	(1,180,030)	(69,930)

Stock issued for services rendered	2,205,884	220	-	149,780	-	-	150,000
Net loss for the period	-	-	-	-	-	(265,620)	(265,620)
Balance, September 30, 2013	$195,422,551	$19,542	$-	$1,240,558	$-	$(1,445,650)	$(185,550)

(1) The capital accounts of the Company have been retroactivrly restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 2.

The accompanying notes are an integral part of these condensed financial statements

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

		For The Nine	From February 2, 2010
	For The Nine	Months Ended	(Inception) to
	Months Ended 9./30/2013	September 30, 2012	September 30, 2013

Operating Activities:
Net loss	$(265,620)	$(83,479)	$(1,445,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,128	10,328	27,075
Stock compensation	150,000	5,000	640,000
Changes in operating assets and liabilities:
Prepaid expenses	-	1,817	--
Accrued expenses	13,539	5,043	161,659
Due to related party	7,650	4,700	13,250
Tax payable	(956)	(956)	--
Net cash used in operating activities	(85,259)	(57,547)	(603,667)

Investing Activities:
Purchase of equipment	-	-	(133,063)
Net cash used in investing activities	-	-	(133,063)

Financing Activities:
Advances to stockholder	-	-	(11,321)
Note payable	75,000	-	75,000
Notes payable - related parties	24,100	11,000	67,457
Proceeds from issuance of common stock	-	29,000	620,100
Net cash provided by financing activities	99,100	40,000	751,236

Net change in cash	13,841	(17,547)	14,506
Cash, beginning of period	665	17,664	-

Cash, end of period	$14,506	$117	$14,506

Suppplemental disclosure of cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$956	$956	$3,824

The accompanying notes are an integral part of these condensed financial statements

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013 and 2012
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
September 30, 2013 and 2012
(Unaudited)

2. REVERSE MERGER ACCOUNTING (CONTINUED)

In conjunction with the merger, the Company received no cash and assumed no liabilities from Greenmark Acquisition Corporation.  All members of the Company’s executive management are from Powerdyne, Inc.

3. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements primarily reflect the financial position, results of operations and cash flows of the Company (as discussed above).  The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other period. These financial statements and accompanying notes should be read in conjunction with the  financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 on file with the SEC (our “Annual Report”).  There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report.

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

Development Stage and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage as defined in GAAP. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of September 30, 2013, the Company had an accumulated deficit from inception of $1,445,651.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013 and 2012
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
September 30, 2013 and 2012
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

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2013 and December 31, 2012.

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

Property and Equipment

Property and equipment is stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The machinery and equipment, previously classified as ‘construction in progress’ was placed into service on October 1, 2011 and the Company began to depreciate the assets at that time. The equipment is depreciated over 10 years on a straight-line basis. Vehicles are depreciated over 5 years using the straight-line basis. Depreciation expense for the periods ended September 30, 2013 and 2012 was $10,128 and $10,328, respectively, and $27,075 for the period from inception to September 30, 2013.

Long-Lived Assets

In accordance with ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company evaluates long-lived assets for impairment

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013 and 2012
(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Our tax provision was determined using an estimate of our annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Taxes payable as of September 30, 2013 and December 31, 2012 was $0 and $956, respectively.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013 and 2012
(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. As of September 30, 2013 and 2012, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share:

	Nine months ended Sept. 30,	Nine months ended Sept. 30,
	2013	2012
Loss available for common shareholder	$(265,620)	$(60,869)
Basic and fully diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	193,951,962	193,093,431

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013 and 2012
(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net loss per share is based upon the weighted average shares of common stock outstanding.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

5. PROPERTY AND EQUIPMENT - NET

Equipment consists of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Motor vehicles	$1,976	$1,976
Machinery and equipment	131,087	131,087
	133,063	133,063
Less accumulated depreciation	(27,074)	(16,946)
Total equipment - net	$105,989	$116,117

Equipment is stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives: vehicles 5 years and machinery and equipment 10 years.  The machinery and equipment that was previously classified as ‘construction in process,’ was placed into service on October 1, 2011. Total depreciation expense for the periods ended September 30, 2013 and 2012 was $10,128 and $10,328, respectively and from February 2, 2010 (Inception) to September 30, 2013 was $27,075.

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
September 30, 2013 and 2012
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

During the period ended September 30, 2013, 2,205,884 shares were issued to three consultants as compensation for services rendered. The Company valued the stock at $0.068 per share for a total of $150,000.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013 and 2012
(Unaudited)

7. NOTE PAYABLE

The Company entered into an agreement with an unrelated party in order to obtain short term cash flow in the form of a $42,500, eight (8) percent convertible note payable. In addition, during the third quarter of 2013, the Company obtained additional funds in the amount of $32,500 from the same unrelated party. The terms  of this debt are the same as the initial borrowing. The term is nine months and any time after 180 days, the lender may convert all or some of the principal and accrued interest into common stock of the Company at a discount rate of 42% to the market. Accrued interest at September 30, 2013 and December 31, 2012 for the first borrowing was $1,094 and $0, respectively. The accrued interest at September 30, 2013 and December 31, 2013 for the second borrowing was $249 and $0, respectively. This note is secured by Company common stock.

8. RELATED PARTY – Promissory Note

The Company obtained short-term cash flow from a related party in the form of three demand Notes Payable in the aggregate amount of $10,000 during the year ended December 31, 2012. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accured interest	Maturity
Promissory note 1	$6,000	7%	$450	9/4/2014
Promissory note 2	$2,000	7%	$140	10/1/2014
Promissory note 3	$2,000	7%	$115	12/3/2014
Total	$10,000		$705

The Company obtained short-term cash flow from a related party in the form of six demand Notes Payable in the aggregate amount of $32,954 during the year ended December 31, 2012. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accured interest	Maturity
Promissory note 1	$5,000	7%	$384	7/25/2014
Promissory note 2	$11,000	7%	$724	10/22/2014
Promissory note 3	$15,000	7%	$892	11/24/2014
Promissory note 4	$102	7%	$75	10/22/2014
Promissory note 5	$879	7%	$52	11/24/2014
Promissory note 6	$972	7%	$85	7/25/2014
Total	$32,954		$2,212

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013 and 2012
(Unaudited)

8. RELATED PARTY – Promissory Note (CONTINUED)

The Company obtained short-term cash flow from a related party in the form of two demand Notes Payable in the aggregate amount of $404 during the year ended December 31, 2012 and an additional amount of $6,100 during the quarter ended March 31, 2013. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accured interest	Maturity
Promissory note 1	$234	7%	$13	12/5/2014
Promissory note 2	$170	7%	$10	11/18/2014
Promissory note 3	$4,100	7%	$187	2/5/2015
Promissory note 4	$2,000	7%	$91	2/7/2015
Total	$6,504		$301

The Company obtained short-term cash flow from a related party in the form of two demand Notes Payable in the aggregate amount of $18,000 during the quarter ended March 31, 2013. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accured interest	Maturity
Promissory note1	$8,000	7%	302	3/18/2015
Promissory note 2	$10,000	7%	426	2/21/2013
Total	$18,000		728

From time to time, the Company advances amounts to stockholders, as well as receives payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature.  The balance of advances to stockholder as of September  30, 2013 and December 31, 2012 was $11,321 and $11,321, respectively. Besides, as stated in Note 10, the Company signed a real property rental agreement with a related party for its manufacturing facilities that begins January 1, 2012. Rent accrued, but not yet paid, as Due to Related Party at September 30, 2013 and December 31, 2012 was $3,600 and $3,600, respectively. In addition, there was a charge for cleanup of premises in the amount of $325 accrued for the period ended September 30, 2013. The Company has an agreement with an outside consultant, a related party. Amounts paid to the related party during the periods ended September 30, 2013 and June 30, 2012 was $2,175 and $12,000 respectively. Amounts accrued, but not yet paid as due to related party at June 30, 2013 and December 31, 2012 was $11,825 and $ 2,000, respectively.

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
September 30, 2013 and 2012
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

Financing Agreements

On June 5, 2013, the Company signed a “Term Sheet” with a venture capital group, outlining the equity financing arrangement the companies have agreed on. On August 7, 2013, the Company signed an “Investment Agreement” with that venture capital group which details and supersedes the “Term Sheet” financing arrangement. The “Investment Agreement” calls for the Company to make available to the venture capital group for purchase up to $3,000,000 in a “Registered Direct Offering” of the Company’s common stock at 80% of market price under certain conditions. The Company must prepare a stock registration statement that is declared “effective” by the Securities and Exchange Commission. The Company must pay for the document preparation fees as well as issue 5% of the offering amount in newly issued stock representing a commitment fee upon execution of the term sheet. As partial fulfillment of the commitment fee, the Company issued 441,177 shares at $0.068 per share for a total value of $30,000 on June 27, 2013.  The Company issued the balance of the commitment shares totaling 1,764,707 shares at $0.068 per share for a total value of $120,000. These shares were issued on July 2, 2013.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013 and 2012
(Unaudited)

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

11. SUBSEQUENT EVENTS

On October 14, 2013, the Company issued 60,000 shares with a fair value of $6,000.00 ($0.10/sh.) to a firm for public and investor relation services. This public/investor relations agreement begins on October 1, and lasts through December 31, 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a development stage company and has experienced losses since its inception. The Company's independent auditors have issued a report raising a substantial doubt about the Company's ability to continue as a going concern. The Company has not established a revenue source since inception.  The only source of cash has been capital invested by shareholders and the Company has had no sales nor received revenues since inception through September 30, 2013.

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

The following discussion and analysis of Powerdyne International, Inc. financial condition and results of operations are based on the unaudited financial statements as of September 30, 2013 and 2012, which were prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

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

Overview

The Company plans to manufacture, install, maintain and lease its own portable electrical power equipment (for which the Company has applied for a patent). The Company plans to manufacture portable electrical power equipment intended to be installed at client locations. The Company will own, maintain and lease the equipment to the customer who will use it to produce its own supplemental electrical power. The Company's products are intended to be portable, easy-to-use units that can be conveniently redeployed in various locations around the world. The Company's units can also be assembled and combined to produce power centers providing up to 50 megawatts of power. The Company's headquarters are located in Warwick, Rhode Island and operates a manufacturing facility in Massachusetts.

The Company will market its products in locations where inexpensive electrical power is needed and clean energy powered electrical equipment is needed and/or required.

Plan of Operations

The Company's strategy is to pursue selected opportunities in markets where inexpensive and environmentally friendly power sources are needed and/or required.

Results of Operations - The nine months ended September 30, 2013 compared to the nine months ended September 30, 2012:

Revenues

Powerdyne International, Inc. did not generate revenues during the nine months ended September 30, 2013 and 2012.

Operating expenses

During the nine months ended September 30, 2013 and 2012, total operating expenses were $265,620 and $83,479, respectively. The increase related to the selling, general and administrative expenses was approximately $182,000.  This increase resulted primarily from the increase in non-employee stock compensation of approximately $145,000, an increase in legal and accounting of $27,000, an increase in public relations and promotion of $$6,000 and an increase of $5,000 in interest expense.

Net loss

During the nine months ended September 30, 2013 and 2012, the net loss was $265,620 and $73,479, respectively.

Liquidity and Capital Resources

 As of September 30, 2013 and December 31, 2012, Powerdyne International, Inc. had a working capital deficit of $291,539 and $186,047, respectively.  For the nine months ended September 30, 2013, Powerdyne International, Inc. had approximately $14,000 increase in cash. The cash used in operations of approximately $85,000 was primarily due to net loss from operations of $265,620 less non-cash adjustments to net operating cash flows of approximately $10,000 of depreciation, 150,000 in stock compensation and the increase of accrued but unpaid expenses of approximately $13,000 and the increase of approximately $7,000 in due to related party and a decrease of approximately $1,000 in tax payable. Of the total cash provided by financing activities of approximately $99,000, $0 was used to purchase equipment and the remaining amount for working capital and operating activities.

For the period from February 2, 2010 (inception) to September 30, 2013, Powerdyne International Inc. had approximately $14,500 of net cash increase. The cash used in operations of approximately $454,000 was primarily due to net loss from operations of $1,445,651 less non-cash adjustments to net operating cash flows of approximately $640,000 of employee and non-employee stock compensation, $27,000 of depreciation, and approximately $161,000 of accrued but unpaid expenses and approximately $13,000 of expenses due to related parties that have yet to be paid.. Of the total cash provided by financing activities of approximately $751,000, approximately $133,000 was used to purchase equipment and the remaining amount for working capital and operating activities.

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

Fair Value of Financial Instruments
ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2013 and December 31, 2012, the carrying value of certain financial instruments such as accounts receivable, accounts payable, notes payable-related parties, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

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

Fair Value of Financial Instruments
ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2013 and December 31, 2012, the carrying value of certain financial instruments such as accounts receivable, accounts payable, notes payable-related parties, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

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

During the period ended September 30, 2013, 1,764,707 shares were issued to a lender as partial consideration for entering into an Investment Agreement with the Company. The Company valued the stock at $0.068 per share for a total valuation of $120,000.

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

POWERDYNE INTERNATIONAL, INC.

	By:	/s/ Dale P. Euga
Dated: November 19, 2013		President and Principal executive officer

	By:	/s/ Linda H. Madison
Dated: November 19, 2013		Principal financial officer