Form 10-K
period 2013-12-31
POWERDYNE INTERNATIONAL, INC.
filed 2014-04-10
CIK 1435617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
$ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at March 21, 2014

Common Stock, par value $0.0001	198,387,313 shares

Documents incorporated by reference: None

PART I

ITEM 1. BUSINESS

Powerdyne International, Inc. (the “Company”) is a development stage company and has no operating history and has experienced losses since its inception. As shown in the financial statements, the Company has incurred an accumulated deficit of $1,581,924 from inception to December 31, 2013. The Company’s independent registered public accounting firm has issued language in their audit report raising substantial doubt about the Company’s ability to continue as a going concern.

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

Prototypes

The Company has completed testing of the prototype of the PDIGenset. Previously, prior to the formation of the Company, the Company’s founder and CEO independently produced and tested an earlier version of the current prototype. The current prototype (designated as a Series 2 prototype) has completed the final phases of testing. The earlier version of the prototype (Series 1 prototype) was tested and results obtained from the bench testing of this earlier Series 1 prototype version.

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

During 2013 the Company continued to develop and test a variety of components (transmission elements)( to have the engine effectively and efficiently drive the generator of the Series 2 prototype. The Company completed a fully operational factory Series 2 prototype, which is test certified and ready as a demonstration unity. This unit is available for any prospective customer to view in full operational capacity. In addition, the Series 2 prototype is ready to be manufactured for a customer upon placement of customer orders.

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

Agreement with Kodiak Capital

In 2013 the Company entered into an Investment Agreement and Registration Rights Agreement with Kodiak Capital Group, LLC, whereby Kodiak Capital is committed, subject to certain terms and conditions, to purchase up to $3,000,000 of the Company’s common stock. The Investor’s commitment under the Investment Facility provides the Company with the flexibility to obtain capital as the Company deems that funds are needed. The arrangement under the Investment Facility sets the purchase price for the Investor of the Company’s common stock at 80% of the lowest closing bid price over five (5) consecutive trading days from the date that the Company sends notice to the Investor of its intent to put shares to the Investor.

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

Employees

The Company presently has a total of five (5) executive officers. Mr. Euga, Mr. Caromile and Ms. Madison are eligible to receive a salary; the remaining officers receive no salaries or other compensation and are currently not eligible for any salaries. The remaining officers will not receive any compensation until, and if, the Company raises or procures adequate capital (through operations, financings or otherwise) to pay such compensation. During 2013 the Company continued to temporarily suspend payments or accruals of salaries to these officers in order to conserve the Company’s working capital.

Of the Company’s officers, only Mr. Euga and Ms. Madison are employed by the Company in a full-time capacity. The Company has no other employees but expects that it will hire additional personnel upon raising additional capital and as the Company expands.

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

All engines will be built in an engine shop in Massachusetts for the purpose of quality control. Originally, the Company had planned to conduct manufacturing out of the premises owned by Bigelow Electric Co. in Worcester, Massachusetts. The Company instead decided to use the manufacturing factory of ICC Realty Partnership LLC located in West Bridgewater, Massachusetts. The Company has occupied a portion of these premises consisting of 1,800 square feet and had entered into a short-term lease in October 1, 2011 for the premises. The initial term of the lease was to be for one to three months (beginning on January 1, 2012 and ending on March 31, 2012) at a rate of approximately $300 per month. The lease was renewable in three-month or greater terms for up to five years (through December 31, 2017), at the Company’s discretion. It is now the Company’s intention to establish its main manufacturing facility in the central Massachusetts city of Worcester. This location will enable Powerdyne to take advantage of the labor force and the multiple transportation assets of the city. In addition, geographically, the location is ideal for transportation purposes since the Powerdyne Genset can easily be transported by air, rail, or truck to interstate and international customers.

ITEM 3. LEGAL PROCEEDINGS

The Company has asserted a claim against a former employee for $5,000 for funds advanced to the former employee. The former employee has asserted a claim against the Company in response. It is the opinion of the Company's legal counsel that the former employee's claim is without merit and is an attempt to avoid paying the Company's demand for $5,000.

The Company is the named defendant in a civil suit in the District Court for the State of Rhode Island alleging that the company owes $6,875.00 on Book Account and is seeking $6,875.00 plus attorney’s fees. The claim is disputed and the company has filed a general denial and a counter claim, alleging faulty workmanship and seeking compensatory damages. The matter is in early stages of discovery.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERSAND ISSUER PURCHASES OF EQUITY SECURITIES

From January 13, 2012 to March 23, 2012, The Company raised an additional $29,000 from stock holder subscription agreements for the purchase of 966,667 shares of common stock.. The securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering, as noted below. Each of these transactions was issued as part of a private placement of securities by the Company in which (i) no general advertising or solicitation was used, and (ii) the investors purchasing securities were acquiring the same for investment purposes only, without a view to resale. Furthermore, no underwriters participated or effectuated any of the transactions specified below. Also, no underwriting discounts or commissions applied to any of the transactions set forth below. All potential investors were contacted personally and possessed at the time of their investment bona fide substantive, pre-existing business relationships with the Company and/or its officers, directors and affiliates. No potential investors were contacted through other means, and no general advertising or general solicitation was used to solicit any investors. All investors were solicited in compliance with the safe harbor exemption provided by Rule 506 of Regulation D. To date, no more than 35 unaccredited investors have participated in the offering, in compliance with the safe-harbor requirements of Rule 506. The Company has filed a Form D with the Commission with respect to this continuing Regulation D private offering.

In January 2012, 500,000 shares of common stock were issued by the Company to James Vargos as shares issued to a consultant in connection with services for the Company. No monetary consideration was received by the Company for such shares. Mr. Vargos provides accounting and financial services for the Company and he received the shares on account of such services for the Company.

The Company has filed with the Securities and Exchange Commission a registration statement on Form S-1 pursuant to the Securities Act of 1933 for the offer and sale up to 71,535,166 shares of common stock at $0.15 per share owned by current shareholders. The Company’s registration statement was declared effective by the Securities and Exchange Commission on June 13, 2012. On behalf of the Company, Spartan Securities Group, Ltd filed a form 15c2-11 and was cleared to submit a quote on the OTC Bulletin Board and in OTC Link for the Company under the symbol of   PWDY. The company began trading in May of 2013.

OTC Bulletin Board
	High	Low
Year Ended December 31, 2013
2nd Quarter	$0.17	$0.09
3rd Quarter	$0.20	$0.02
4th Quarter	$0.07	$0.01
Year Ending December 31, 2014
1st Quarter (through March 14, 2014)	$0.02	$0.01

During the year ended December 31, 2013, 2,205,884 shares were issued to three consultants as compensation for services rendered. The Company valued the stock at $0.068 per share for a total of $150,000. The Company also issued 60,000 shares to one consultant as compensation for services rendered. The Company valued the stock at $0.10, for a total of $6,000.

On December 3, 2013 the Company issued 1,190,476 shares in exchange for the retirement of $15,000 of debt held by a venture capital lender.

Date	Shareholder Name	Number of Shares	Consideration

10/15/13	Axiom Financial, Inc.	60,000	$6,000
6/27/13	Eric P.W. Hall	441,177	$30,000
7/2/13	Kodiak Capital Group LLC	1,102,942	$75,000
7/5/13	Manners, Inc.	661,765	$45,000
12/10/13	CEDE & CO.	1,190,476	$15,000

Convertible Securities

Asher Enterprises, Inc.

On June3, 2013 Powerdyne International entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 1”) in the principal amount $42,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher Enterprises, Inc. (“Asher”), a Delaware corporation, and Powerdyne International Inc.  The Asher Note 1 closed on June 05, 2013 and matures on March 06, 2014.  The Asher Note 1 is convertible at 58% of the average of the lowest three trading prices of Powerdyne’s common stock during the ten trading day period prior to the conversion date after 180 days. Powerdyne analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

On December 3, 2013 the Company issued 1,190,476 shares in exchange for the retirement of $15,000 of a $42,500 Note (1) held by Asher Enterprises, Inc.

Subsequently, on February 13, 2014, the Company issued 1,714,286 shares in exchange for the retirement of $12,000 of a $42,500 Note (1) held by Asher Enterprises, Inc.

On August 27, 2013 Powerdyne International entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 2”) in the principal amount $32,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher and Powerdyne International Inc.  The Asher Note 2 closed on August 29, 2013 and matures on May 29, 2014.  The Asher Note 2 is convertible at 58% of the average of the lowest three trading prices of Powerdyne’s common stock during the ten trading day period prior to the conversion date after 180 days.  Powerdyne analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

On October 2, 2013 Powerdyne International entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 3”) in the principal amount $32,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher and Powerdyne International.  The Asher Note 3 closed on October 7, 2013 and matures on July 7, 2014.  The Asher Note 3 is convertible at 58% of the average of the lowest three trading prices of Powerdyne’s common stock during the ten trading day period prior to the conversion date after 180 days.  Powerdyne analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The Asher Note1, Asher Note 2 and Asher Note 3 (collectively, “Asher Notes”) are convertible into shares of our common stock based upon a discount to the market price.  The conversion terms of these convertible notes are based upon a discount to the then-prevailing average of the three (3) lowest trading bid prices and, as a result, the lower the stock price at the time Asher converts the convertible notes, the more shares of common stock Asher will receive. The number of shares of common stock issuable upon conversion of these convertible notes is indeterminate.  If the trading price of our common stock is low when the conversion price of these convertible notes is determined, we would be required to issue a higher number of shares of our common stock, which could cause substantial dilution to our stockholders.  In addition, if Asher opts to convert these convertible notes into shares of our common stock and sell those shares it could result in an imbalance of supply and demand for our common stock and result in lower trading prices for our common stock as reported by the OTCBB.  The further our stock price declines, the further the adjustment of the conversion price will fall and the greater the number of shares we will have to issue upon conversion.

In addition, the number of shares issuable upon conversion of the convertible note is potentially limitless.  While the overall ownership of Asher at any one moment may be limited to 9.99% of the issued and outstanding shares of our common stock, Asher may be free to sell any shares into the market that have previously been issued to them, thereby enabling them to convert the remaining portion of these convertible notes.

JMJ Financial

On December 10, 2013 (“Effective Date”) Powerdyne International entered in an agreement to sell to JMJ Financial a $250,000 Convertible Promissory Note (“JMJ Note”).  The JMJ Note provides up to an aggregate of $225,000 in gross proceeds after taking into consideration an Original Issued Discount (“OID”) of $25,000.

A key feature of the JMJ Note is that should Powerdyne, at its sole discretion, repay all consideration received pursuant to the JMJ Note within 90 days of the Effective Date, there will be zero percent interest charged under the JMJ Note.  Otherwise, there will be a one-time interest charge of 12% for all consideration received by Powerdyne pursuant to the JMJ Note.

At any time after 180 days of the Effective Date, the Investor may convert all or part of the JMJ Note into shares of Powerdyne’s common stock at the lesser of $0.022 a share or 60% of the lowest trade price in the 25 trading days prior to the conversion.

The JMJ Financial has agreed to restrict its ability to convert the JMJ Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock.  The JMJ Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of Powerdyne International.  The JMJ Note also provides for penalties and rescission rights if Powerdyne International does not deliver shares of its common stock upon conversion within the required timeframes.

ITEM 6. SELECTED FINANCIAL DATA

There is no selected financial data required to be filed for a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a development stage company and has no operating history and has experienced losses since its inception. The Company's independent auditors have issued a report questioning the Company's ability to continue as a going concern. The Company has not established a revenue source other than capital invested by shareholders and has had no sales nor received revenues since inception through December 31, 2013.

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

The following discussion and analysis of Powerdyne International, Inc. financial condition and results of operations are based on the audited financial statements as of December 31, 2013 and 2012, which were prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

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

On February 28, 2011, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 for the offer and sale of up 16,000,000 shares of Common Stock by the Company at $0.15 per share and for the offer of 70,068,499 shares of Common Stock by the holders of those shares at $0.15 per share. The Company has amended its registration to include only the registration of the 70,068,499 shares of Common Stock by the holders thereof. The registration statement has been declared effective as of June 12, 2012 and no sales have been made.

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

Results of Operations - The year ended December 31, 2013 compared to the year ended December 31, 2012:

Revenues

Powerdyne International, Inc. did not generate revenues during the years ended December 31, 2013 and 2012, respectively.

Total operating expenses

During the years ended December 31, 2013 and 2012 total operating expenses were $ 330,340 and $127,015, respectively.  The increase related to the selling, general and administrative expenses was approximately $203,000.  This increase resulted primarily from the increases in wages and salaries and related payroll taxes of approximately $7,000, non-employee stock compensation of approximately $145,000, PR/IR and Company promotion of approximately $30,000, legal and accounting fees of approximately $30,000, insurances of approximately $7000 and a decrease in market maker expense of approximately $17,000.

Net loss

During the years ended December 31, 2013 and 2012, the net loss was $401,894 and $127,971, respectively.

Liquidity and Capital Resources

As of December 31, 2013 and 2012, Powerdyne International, Inc. had working capital deficit of approximately $283,808 and $186,047, respectively.  The decrease in working capital in 2013 of approximately $98,000 was resulted primarily from normal operating expenses.  For the year from December 31, 2012 to December 31, 2013, Powerdyne International, Inc. had approximately $17,500 of net cash increase. The cash used by operations of approximately $139,000 was primarily due to net loss from operations of $401,894 less add backs of approximately $13,000 of depreciation, $156,000 of non-employee stock compensation and the increase of approximately $70,000 of derivative related expenses and approximately $23,000 of accrued but unpaid expenses. Of the total cash provided by financing activities of approximately $156,600, approximately $139,000 was used as working capital and in operating activities.

 For the period from February 2, 2010 (inception) to December 31, 2013, Powerdyne International Inc. had approximately $17,500 of net cash increase. The cash used by operations of approximately $657,000 was primarily due to net loss of $1,581,924 less add backs of approximately $30,000 of depreciation, $646,000 of employee/non-employee stock compensation, derivative and related expenses of $70,000 and approximately $177,000 of accrued but unpaid expenses. Of the total cash provided from financing activities of approximately $809,000, approximately $133,000 was used to purchase equipment and remaining amount for working capital and operating activities.

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

 Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2013 and 2012, the carrying value of certain financial instruments such as accounts receivable, accounts payable, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and Report of Independent Registered Accounting Firm for the years ended December 31, 2013 and 2012 are attached to this report.

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's president and principal financial and accounting officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Officers of the Company are as follows:

Name	Age	Position	Year Commenced

Dale P. Euga	66	Chief Executive Officer, President and Director; Promoter	2010
Arthur M. Read, II, Esq.	67	Vice President, Assistant Secretary, General Counsel and Director	2010
Edwin S. Barton, II	66	Chief Operating Officer	2010
Stephen L. Caromile	39	Vice President, Lead Engineer	2010
Linda H. Madison	66	Secretary	2011

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

Linda H. Madison

Linda H. Madison serves as Secretary, principal financial officer and principal accounting officer of the Company. Ms. Madison has 35 years of operational and managerial experience. She has served in the capacity of Administrative and Legal Assistant responsible for human resources, information technology, office coordination, creating various publications and maintaining and designing complex data bases. She previously worked as the Executive Secretary and treasurer for a large investment advisory firm in Rhode Island.

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

The Company is the named defendant in a civil suit in the District Court for the State of Rhode Island alleging that the company owes $6,875.00 on Book Account and is seeking $6,875.00 plus attorney’s fees. The claim is disputed and the company has filed a general denial and a counter claim, alleging faulty workmanship and seeking compensatory damages. The matter is in early stages of discovery.

ITEM 11. EXECUTIVE COMPENSATION

Description of Compensation Table

				Aggregate				All	Annual
		Annual	Annual	Accrued		Stock	Compen	Other	Comp-
		Payments	Payments	Salary Since		And	sation	Comp-	ensation
Name/Position	Year	Salary	Made	Inception	Bonus	Options	Plans	ensation	Total

Dale P. Euga	2013	$0	$0	$52,962	0	0	0	0	0
President	2012	$2,032	$2,032	$54,940	0	0	0	0	0

Arthur M. Read II, Esq.	2013	$0	$0	$50,000	0	0	0	0	0
Vice President	2012	$0	$0	$50,000	0	0	0	0	0

As of December 31, 2013, accrued compensation was due to the Company’s management in the total amount of $114,981, representing the total remaining from accruals of compensation made for each of the five executive officers up through the first quarter of 2011. Since April 1, 2011, no further accruals of compensation have been made. Other than with respect to Mr. Read (as a result of shares issued to him in December 2010), no executive officer has received total compensation in excess of $100,000 in the Company's fiscal years ended as of December 31, 2012 and December 31, 2013, respectively (see discussion immediately below regarding shares of stock granted to officers, and classification of shares granted to Mr. Euga as non-compensatory). Upon successful completion by the Company of a public offering in the future, however, certain management personnel will receive such compensation as is discussed below in “Anticipated Officer and Director Remuneration”.

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

Employment Agreements

The Company has entered into employment agreements with each of its officers. In addition, each of Mr. Euga, Mr. Caromile and Ms. Madison are currently eligible to be paid a salary in order to ensure their respective availability to the Company; however, since November 2011, the Company has temporarily suspended payments or accruals of salaries to these officers, in order to conserve the Company’s working capital.

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

		Number of Shares of	Percent
Name	Position	Common Stock	of Class (1)

Dale P. Euga	President and Director	103,473,334	54%
Arthur M. Read, II, Esq.	Vice President and Director	12,000,000	6%
Edwin S. Barton, II	Chief Operating Officer	6,833,333	4%
Stephen L. Caromile	Vice President	6,000,000	3%
Linda H. Madison	Secretary	1,000,000	*
Eric Foster	5% shareholder	16,000,000	8%

Total owned by officers and directors		129,306,667	67%

* Less than 1%

(1) Based upon 198,387,313 shares outstanding.

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

The Company had planned to conduct manufacturing out of the premises owned by Bigelow Electric Co. in Worcester, Massachusetts. The Company instead decided to use the manufacturing factory of ICC Realty Partnership LLC, located in West Bridgewater, Massachusetts. The Company has occupied a portion of these premises consisting of 1,800 square feet and had entered into a short-term lease in October 1, 2011 for the premises. The initial term of the lease was to be for one to three months (beginning on January 1, 2012 and ending on March 1, 2012) at a rate of approximately $300 per month. The lease was renewable in three-month or greater terms for up to five years (through December 31, 2017), at the Company’s discretion. ICC Realty Partnership, LLC is owned by Mr. Barton, an officer of the Company. It is now the Company’s intention to establish its main manufacturing facility in the central Massachusetts city of Worcester. This location will enable Powerdyne to take advantage of the labor force and the multiple transportation assets of the city. In addition, geographically, the location is ideal for transportation purposes since the Powerdyne Genset can easily be transported by air, rail, or truck to interstate and international customers.

From time to time, the Company advances amounts to stockholders, as well as receives payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature.  The balance of advances to stockholder as of December 31, 2013 and 2012 was $11,321 and $11,321, respectively.

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

December 31, 2012	December 31, 2013

$18,616	$15,800

 Tax Fees

The Company incurred $0 for tax related services.

 All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended December 31, 2013 and 2012.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

There are no financial statement schedules or exhibits filed herewith. The exhibits filed in earlier reports and the Company's Form 10-SB is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERDYNE INTERNATIONAL, INC.

Dated: April 9, 2014	By:	/s/ Dale P. Euga
President and principal executive officer

Dated: April 9, 2014	By:	/s/ Linda H. Madison
Principal financial officer

Dated: April 9, 2014	By:	/s/ Linda H. Madison
Principal accounting officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Dale P. Euga	President and Principal executive officer	April 9, 2014

/s/ Linda H. Madison	Principal financial officer	April 9, 2014

/s/ Linda H. Madison	Principal accounting officer	April 9, 2014

/s/ Dale P. Euga	Director	April 9, 2014

/s/ Arthur M. Read, II, Esq.	Director	April 9, 2014

POWERDYNE INTERNATIONAL, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2013 and 2012

To the Board of Directors and Stockholders
Powerdyne International, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Powerdyne International, Inc. (The "Company") as of December 31, 2013 and 2012 and the related statements of operations, changes in stockholders' (deficit) equity and cash flows for the years then ended; and for the period from February 2, 2010 (inception) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Powerdyne International, Inc. as of December 31, 2013, and 2012 and the results of its operations and its cash flows for the years then ended; and for the period from February 2, 2010 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the Note 4 to the financial statements, the Company has incurred an accumulated deficit of $1,581,925 from inception to December 31, 2013. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 4 to the financial statements, which include the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

March 31, 2014
Newport Beach, CA

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS

Current Assets:
Cash	$18,169	$665
Prepaid expenses	495	-
Advances to stockholder	11,321	11,321
Total current assets	29,985	11,986

Property and Equipment
Property and equipment, net	102,613	116,117

Total Assets	$132,598	$128,103

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$162,661	$148,120
Notes payable, net of unamortized, debt discounts of $24,750 and $0, respectively	68,469	--
Due to related parties	14,250	5,600
Notes payable-related parties	67,457	43,357
Tax payable	956	956
Total current liabilities	313,793	198,033

Other liabilities:
Derivative liability, net	94,876	-

Total Liabilities	408,669	198,033

Stockholders' Deficit:
Common stock; $0.0001 par value; 300,000,000 shares authorized, 196,673,027 shares issued and outstanding as of December 31, 2013 and 193,216,667 shares issued and outstanding as of December 31, 2012	19,667	19,322
Additional paid-in capital	1,286,187	1,090,778
Accumulated deficit	(1,581,925)	(1,180,030)
Total Stockholders' Deficit	(276,071)	(69,930)

Total Liabilities and Stockholders' Deficit	$132,598	$128,103

The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the year	For the year	For the period from February 2, 2010
	ended	ended	(inception)
	December 31, 2013	December 31, 2012	December 31, 2013

Revenues	$-	$-	$-
Cost of revenues	-	-	-
Gross profit	-	-	-
Operating expenses	330,340	127,015	1,506,546

Loss from operations	(330,340)	(127,015)	(1,506,546)

Other (Income) Expense
Derivative expense	33,833	--	33,833
Change in fair value of derivative	18,296	--	18,296
Amortization of debt discount	18,469	--	18,469
Total Other (Income) Expense	70,598	--	70,598

Loss before income tax expense	(400,938)	(127,015)	(1,577,144)

Income tax expense	956	956	4,780

Net loss	$(401,894)	$(127,971)	$(1,581,924)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	194,361,381	193,124,408

The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the period from February 2, 2010 (Inception) to December 31, 2013

				Additional	Common Stock		Total
	Common Stock		Common Stock	Paid-In	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Subscribed	Capital	Receivable	Deficit	Equity (Deficit)

Balance, February 2, 2010 (Inception)	1,000,000	$100	$-	$900	$-	$-	$1,000

Common stock subscribed	-	-	191,900	-	(61,915)	-	129,985

Stock issued for change in control	188,000,000	18,800	-	(18,800)	-	-	-
Stock issued for services	16,000,000	1,600	-	158,400	-	-	160,000
Net loss for the period	-	-	-	-	-	(306,270)	(306,270)
Balance, December 31, 2010	205,000,000	$20,500	$191,900	$140,500	$(61,915)	$(306,270)	$(15,285)

Recapitalization shares contributed from
reverse merger agreement	(84,526,666)	(8,453)	-	8,453	-	-	-
Issuance pursuant to merger
agreement for services - fair valued	32,500,000	3,250		321,750	-	-	325,000
Issuance per cash considerations in
relation to the stockholder subscription	36,026,666	3,603	(191,900)	523,997	(102,200)	-	233,500
Common stock issued	2,750,000	275	-	62,225	164,115	-	226,615
Net loss for the year	-	-	-	-	-	(745,789)	(745,789)
Balance, December 31, 2011	191,750,000	19,175	-	1,056,925	-	(1,052,059)	24,041

Issuance per cash considerations in
relation to the stockholder subscription	966,667	97	-	28,903	-	-	29,000
Stock issued for services	500,000	50	-	4,950	-	-	5,000
Net loss for the year	-	-	-	-	-	(127,971)	(127,971)
Balance, December 31, 2012	193,216,667	19,322	-	1,090,778	-	(1,180,030)	(69,930)

Common stock issued for services	2,265,884	226	-	155,774	-	-	156,000
Common stock issued in exchange for debt	1,190,476	119	-	14,881	-	-	15,000
Settlement of derivative liability through
conversion of notes payable	-	-	-	24,754	-	-	24,754
Net loss for the year	-	-	-	-	-	(401,894)	(401,894)
Balance, December 31, 2013	196,673,027	19,667	-	1,286,187	-	(1,581,924)	(276,070)

The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From
	For the year ended	For the year ended	February 2, 2010 (Inception) to
	December 31, 2013	December 31, 2012	December 31, 2013
	(unaudited)	(unaudited)
Operating Activities:
Net loss	$(401,894)	$(127,971)	$(1,581,924)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	13,504	13,704	30,450
Stock compensation	156,000	5,000	646,000
Derivative expense	33,833	-	33,833
Change in FV of derivatives	18,296	-	18,296
Amortization of debt discounts	18,469	-	18,469
Changes in operating assets and liabilities:
Prepaid expenses	(495)	1,817	(495)
Accrued expenses	23,191	18,093	176,911
Accrued income taxes	--	--	956
Net cash used by operating activities	(139,096)	(89,357)	(657,504)

Investing Activities:
Organization expense	-	-
Purchase of equipment	-	-	(133,063)
Net cash used by investing activities	-	-	(133,063)

Financing Activities:
Advances to stockholder	-	-	(11,321)
Notes payable	156,600	43,358	199,957
Proceeds from common stock	-	29,000	620,100
Net cash provided by financing activities	156,600	72,358	808,736

Net change in cash	17,504	(16,999)	18,169
Cash, beginning of period	665	17,664	-

Cash, end of period	$18,169	$665	$18,169

Non-cash investing and financing activities:
Common stock issued in exchange for debt	$15,000	$-	$15,000
Settlement of derivative liability through conversion of notes payable.	24,854	-	24,754
	39,854	$-	39,754
Suppplemental disclosure if cash flow information
Cash paid for interest	-	-	-
Cash paid for taxes	$956	$956	$4,780

The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENT

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

3. BASIS OF PRESENTATION

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include all the notes required by generally 3. accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial statements have been included.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENT

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

Development Stage, Capital Resources and Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage as defined in GAAP. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of December 31, 2013, the Company had an accumulated deficit from inception of $1,581,925.

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

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, these financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENT

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2013 and 2012.

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

Equipment, net

Equipment is stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The machinery and equipment, previously classified as ‘construction in process’ was placed into service on October 1, 2011 and the Company began to depreciate the assets at that time. The equipment is depreciated over 10 years on a straight-line basis. Vehicles are depreciated over 5 years using the straight-line basis. Depreciation expense for the years ended December 31, 2013 and 2012 was $13,504 and $13,704 respectively, and $30,450 for the period from inception to December 31, 2013.

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

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENT

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivatives and Hedging

In April 2008, the FASB issued a pronouncement that provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of these requirements can affect the accounting for many convertible instruments with provisions that protect holders from a decline in the stock price. Each reporting period, the Company evaluates whether convertible debt to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt agreements. The Company determined that the conversion feature in the convertible notes issued during the second, third and fourth quarters of this year contained such provisions and recorded such instruments as derivative liabilities. See Note 7, Notes Payable.

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

Our tax provision determined using an estimate of our annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Income taxes payable as of December 31, 2013 and 2012 was $956 and $956, respectively.  Income taxes paid for the years ended December 31, 2013 and 2012 were $956 and 956, respectively.

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
NOTES TO THE FINANCIAL STATEMENT

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same.   As of December 31, 2013 and 2012, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share:

	Year ended December 31, 2013	Year ended December 31, 2012

Loss available for common shareholder	$401,894	$(127,971)
Basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	194,361,381	193,124,408

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
NOTES TO THE FINANCIAL STATEMENT

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

5. EQUIPMENT - NET

Equipment consists of the following as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Motor vehicles	$1,976	$1,976
Machinery and equipment	131,087	131,087
	133,063	133,063
Less accumulated depreciation	(30,450)	(16,946)

Total equipment - net	$102,613	$116,117

Machinery and equipment is stated at cost and depreciated on a straight-line basis over an estimated useful life of 10 years.  The machinery and equipment that was previously classified as ‘construction in process,’ was placed into service on October 1, 2011. Total depreciation expense for the years ended December 31, 2013 and 2012 was $13,504 and $13,704, respectively.

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
NOTES TO THE FINANCIAL STATEMENT

6. COMMON STOCK (CONTINUED)

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

For the year ended December 31, 2012, the Company raised an additional $29,000 from stockholder subscription agreements for the purchase of 966,667 shares of common stock. In total, the Company has raised $619,100 in cash from common stock subscriptions since inception. In addition, during the year ended December 31, 2012, 500,000 shares were issued to a consultant as compensation for services rendered.

The Company valued the award of stocks at $0.01 per share.

 During the year ended December 31, 2013, 2,205,884 shares were issued to three consultants as compensation for services rendered. The Company valued the stock at $0.068 per share for a total of $150,000. The Company also issued 60,000 shares to one consultant as compensation for services rendered. The Company valued the stock at $0.10, for a total of $6,000.

On December 3, 2013 the Company issued 1,190,476 shares in exchange for the retirement of $15,000 of debt held by a venture capital lender.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENT

7. NOTES PAYABLE

Asher Enterprises, Inc.

On June 3, 2013 Powerdyne International entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 1”) in the principal amount $42,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher Enterprises, Inc. (“Asher”), a Delaware corporation, and Powerdyne International Inc. The Asher Note 1 closed on June 5, 2013 and matures on March 6, 2014.  After 180 days, the Investor/Lender has the option of converting some or all principal and accrued interest into common shares of the Company. The conversion rate 58% of the average of the lowest three trading day prices of the Company during the ten trading day period prior to the conversion date. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective, since there is no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

On December 10, 2013 the Investor/Lender exercised its right to convert $15,000 of the Note 1 into 1,190,476 common shares. The Company has determined that the conversion feature is considered and thereby creates a derivative liability for the Company. On the date of issuance, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 506.82%; (iii) risk free rate of 0.13%, (iv) expected term of 3 months, (v) market value share price of $0.022, and (vi) per share conversion price of $0.0126. Based upon this model, the Company determined an initial derivative liability value of $62,131, which it recorded as a derivative liability as of the date of issuance while also recording a $15,000 non-cash amortization expense  of debt discount and a $42,500 debt discount on its balance sheet in relation to this note. This conversion produced an increase in additional paid in capital of $24,754 and a decrease in the derivative liability by the same amount. In addition, the Company recorded a derivative expense of $19,631, and a change in fair value of derivative of $8,004.

On December 31, 2013, the Company revalued the derivative value of the $42,500 8% Note using the weighted-average Black-Scholes-Merton option pricing model with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 483.43%; (iii) risk free rate of 0.13%, (iv) expected term of 2 months, (v) market value share price of $0.184, and (vi) per share conversion price of $0.00998. The Company determined the derivative value to be $47,494 as of December 31, 2013, which represents a change in the fair value of the derivative in the amount of $2,113 as compared to the derivative value on December 10, 2013. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $2,113 while also increasing the derivative liability from $24,754 to $47,494 as of December 31, 2013. Also recorded for that period was an amortization of debt discount of $2,750. The derivative liability balance as of December 31, 2013 and 2012 was $47,494 and $0, respectively. The debt discount balance as of December 31, 2013 and 2012 was $24,750 and $0, respectively.

Subsequently, on February 13, 2014, the Company issued 1,714,286 shares in exchange for the retirement of $12,000 of a $42,500 Note (1) held by Asher Enterprises, Inc.

On August 27, 2013 Powerdyne International entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 2”) in the principal amount $32,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher and Powerdyne International Inc.  The Asher Note 2 closed on August 29, 2013 and matures on May 29, 2014.  This Note2 is convertible at 58% of the average of the lowest three trading prices of Powerdyne’s common stock during the ten trading day period prior to the conversion date after 180 days.  Powerdyne analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

On October 2, 2013 Powerdyne International entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 3”) in the principal amount $32,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher and Powerdyne International.  This Note closed on October 7, 2013 and matures on July 7, 2014.  The Note is convertible at 58% of the average of the lowest three trading prices of Powerdyne’s common stock during the ten trading day period prior to the conversion date after 180 days.  Powerdyne analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENT

JMJ Financial

On December 10, 2013 (“Effective Date”) Powerdyne International entered in an agreement to sell to JMJ Financial a $250,000 Convertible Promissory Note (“JMJ Note”).  The JMJ Note provides up to an aggregate of $225,000 in gross proceeds after taking into consideration an Original Issued Discount (“OID”) of $25,000.

A key feature of the Note is that, should the Company, at its sole discretion, repay all consideration received pursuant to the Note within 90 days of the effective date, there will be zero percent interest charged.  Otherwise, there will be a one-time interest charge of 12% for all consideration received by the Company pursuant to the Note.

At any time after the effective date, the Investor/Lender may convert some or all of the outstanding principal and accrued interest of the Note into common shares of the Company at the lesser of $0.022 a share or 60% of the lowest trade price in the 25 trading days prior to the conversion.

JMJ Financial has agreed to restrict its ability to convert the JMJ Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock of the Company.  The Note is a debt obligation arising other than in the ordinary course of business, which constitutes a direct financial obligation of Powerdyne International.  The Note also provides for penalties and rescission rights if Powerdyne International does not deliver shares of its common stock upon conversion within the required timeframes.

On the Effective Date, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 500.24%; (iii) risk free rate of 0.13%, (iv) expected term of 9 months, (v) market value share price of $0.022, and (vi) per share conversion price of $0.0132. Based upon this model, the Company determined an initial derivative liability value of $39,202, which it recorded as a derivative liability as of the date of issuance, and a $25,000 debt discount on its balance sheet in relation to the note and a derivative expense of $14,202.

On December 31, 2013, the Company revalued the derivative value of the $250,000 8% Note using the weighted-average Black-Scholes-Merton option pricing model with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 483.43%; (iii) risk free rate of 0.13%, (iv) expected term of 8 months, (v) market value share price of $0.184, and (vi) per share conversion price of $0.00912. The Company determined the derivative value to be $47,381 as of December 31, 2013, which represents a change in the fair value of the derivative in the amount of $8,179 as compared to the derivative value on December 11, 2013. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $8,179 while also increasing the derivative liability from $39,202 to $47,381 as of December 31, 2013. Also recorded for that period was an amortization of debt discount of $719.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENT

8. RELATED PARTY

The Company obtained short-term cash flow from a related party in the form of three demand Notes Payable in the aggregate amount of $10,000 during the year ended December 31, 2012. As of December 31, 2013, the balance remains the same. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			12/31/13	12/31/12
Promissory note 1	$6,000	7%	$556	$136	9/4/2014
Promissory note 2	$2,000	7%	$175	$35	10/1/2014
Promissory note 3	$2,000	7%	$151	$11	12/3/2014
Total	$10,000		$882	$182

The Company obtained short-term cash flow from a related party in the form of six demand Notes Payable in the aggregate amount of $32,953 during the year ended December 31, 2012. As of December 31, 2013, the outstanding balance remains the same. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			12/31/13	12/31/12
Promissory note 1	$5,000	7%	$472	$122	7/25/2014
Promissory note 2	$11,000	7%	$918	$148	10/22/2014
Promissory note 3	$15,000	7%	$1,156	$106	11/24/2014
Promissory note 4	$102	7%	$8	$1	10/22/2014
Promissory note 5	$879	7%	$68	$6	11/24/2014
Promissory note 6	$972	7%	$92	$24	7/25/2014
Total	$32,954		$2,714	$407

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENT

8. RELATED PARTY (CONTINUED)

The Company obtained short-term cash flow from a related party in the form of two demand Notes Payable in the aggregate amount of $404 during the year ended December 31, 2012 and an additional two demand Notes Payable in the aggregate amount of $6,100 during the year ended December 31, 2013. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			12/31/13	12/31/12
Promissory note 1	$234	7%	$17	$1	12/5/2014
Promissory note 2	$170	7%	$13	$1	11/18/2014
Promissory note 3	$4,100	7%	$259	$-	2/5/2015
Promissory note 4	$2,000	7%	$126	$-	2/7/2015
Total	$6,504		$415	$2

The Company obtained short-term cash flow from a related party in the form of two demand Notes Payable in the aggregate amount of $18,000 during the year ended December 31, 2013.  The outstanding balance remains the same as of December 31, 2013. Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			12/31/13	12/31/12
Promissory note1	$8,000	7%	602	$-	3/18/2015
Promissory note 2	$10,000	7%	443	$-	2/21/2013
Total	$18,000		1045	$-

From time to time, the Company advances amounts to stockholders, as well as receives payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature.  The balance of advances to stockholder as of December 31, 2013 and 2012 was $11,321 and $11,321, respectively.

As stated in Note 9, the Company has signed a real property rental agreement with a related party for its manufacturing facilities that begins January 1, 2012. Rent accrued, but not yet paid, as Due to Related Party at December 31, 2013 and 2012 was $3,600 and $3,600, respectively. The Company has an agreement with an outside consultant, a related party. Amounts paid to this consultant for the years ended December 31, 2013 and 2012 was $15,875 and $22,000, respectively. Amounts accrued, but not yet paid, as Due to Related Party at December 31, 2013 and December 31, 2012 was $10,325 and $2,000, respectively.

9. MEMORANDUM OF UNDERSTANDING

The Company entered into a non-binding Memorandum of Understanding (MoU) regarding a possible joint venture with Turning Mill, LLC; a Massachusetts company that has developed a business model that utilizes various federal and state renewable energy programs.  The MoU sets forth a framework for the companies to begin to collaborate in the clean, renewable energy market place.

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENT

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company entered into an operating lease agreement for its manufacturing facilities with a related party on October 1, 2011. The initial term of the lease begins January 1, 2012 and ends March 31, 2012. The Company has the option to renew the lease for an additional three month term beginning April 1, 2012. Additional three month terms are renewable at the Company’s option through December 2017. The Company shall pay this related party $300 per month, beginning January 1, 2012, for the term of the lease. In addition, The Company will be responsible for utilities used at this facility. The company no longer occupies this space as of December 31, 2012.

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

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENT

11. SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 31, 2014, the date upon which the financial statements were issued. Subsequent events are as follows:

On February 13, 2014 The Company issued 1,714, 286 shares in exchange for retirement of $12,000 of debt held by a venture capital lender.

The Company is the named defendant in a civil suit in the District Court for the State of Rhode Island alleging that the company owes $6,875 on Book Account and is seeking $6,875 plus attorney’s fees. The claim is disputed and the company has filed a general denial and a counter claim, alleging faulty workmanship and seeking compensatory damages. The matter is in early stages of discovery.