Form 10-Q
period 2014-03-31
POWERDYNE INTERNATIONAL, INC.
filed 2014-05-20
CIK 1435617

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2014

Common Stock, par value $0.0001	201,887,313 shares

 Documents incorporated by reference:   None

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2014 and 2013

INDEX TO FINANCIAL STATEMENTS
(Unaudited)

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)

ASSETS

Current Assets:
Cash	$128	$18,169
Prepaid expenses	31,500	495
Advances to stockholder	11,321	11,321
Total current assets	42,949	29,985

Property and Equipment
Property and equipment, net	99,237	102,613

Total Assets	$142,186	$132,598

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$180,688	$162,661
Notes payable, net of unamortized debt discounts of $96,756 and $24,750, respectively	8,744	68,469
Due to related parties	18,773	14,250
Notes payable-related parties	67,457	67,457
Tax payable	956	956
Total current liabilities	276,618	313,793

Other liabilities:
Derivative liability, net	218,666	94,876

Total Liabilities	495,284	408,669

Stockholders' Deficit:
Common stock; $0.0001 par value; 300,000,000 shares authorized, 201,887,313 shares issued and outstanding as of March 31, 2014 and 196,673,027 shares issued and outstanding as of December 31, 2013	20,188	19,667
Additional paid-in capital	1,355,778	1,286,187
Accumulated deficit	(1,729,064)	(1,581,925)
Total Stockholders' Deficit	(353,098)	(276,071)

Total Liabilities and Stockholders' Deficit	$142,186	$132,598

Page 2	The accompanying notes are an integral part of these condensed financial statements

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			For the period from
	For the Three Months Ended	For the Three Months Ended	February 2, 2010 (inception) to
	March 31, 2014	March 31, 2013	March 31, 2014

Revenues	$-	$-	$-
Cost of revenues	-	-	-
Gross profit	-	-	-
Operating expenses	47,963	30,544	1,554,509

Loss from operations	(47,963)	(30,544)	(1,554,509)

Other (Income) Expense
Derivative expense	-	-	33,833
Change in fair value of derivative	71,013	-	89,309
Amortization of debt discount	28,164	-	46,633
Total Other (Income) Expense	99,177	-	169,775

Loss before income tax expense	(147,140)	(30,544)	(1,724,284)

Income tax expense	-	-	4,780

Net loss	$(147,140)	$(30,544)	$(1,729,064)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average commonshares outstanding	198,034,932	193,216,667

Page 3	The accompanying notes are an integral part of these condensed financial statements

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the period from February 2, 2010 (Inception) to March 31, 2014

	Common Stock		Common Stock	Additional Paid-In	Common Stock Subscriptions	Accumulated	Total Stockholders' Equity
	Shares	Amount	Subscribed	Capital	Receivable	Deficit	(Deficit)

Balance, February 2, 2010 (Inception)	1,000,000	$100	$-	$900	$-	$-	$1,000

Common stock subscribed	-	-	191,900	-	(61,915)	-	129,985

Stock issued for change in control	188,000,000	18,800	-	(18,800)	-	-	-
Stock issued for services	16,000,000	1,600	-	158,400	-	-	160,000
Net loss for the period	-	-	-	-	-	(306,270)	(306,270)
Balance, December 31, 2010	205,000,000	$20,500	$191,900	$140,500	$(61,915)	$(306,270)	$(15,285)

Recapitalization shares contributed from reverse merger agreement	(84,526,666)	(8,453)	-	8,453	-	-	-
Issuance pursuant to mergeragreement for services - fair valued	32,500,000	3,250	-	321,750	-	-	325,000
Issuance per cash considerations in relation to the stockholder subscription	36,026,666	3,603	(191,900)	523,997	(102,200)	-	233,500
Common stock issued	2,750,000	275	-	62,225	164,115	-	226,615
Net loss for the year	-	-	-	-	-	(745,789)	(745,789)
Balance, December 31, 2011	191,750,000	19,175	-	1,056,925	-	(1,052,059)	24,041

Issuance per cash considerations inrelation to the stockholder subscription	966,667	97	-	28,903	-	-	29,000
Stock issued for services	500,000	50	-	4,950	-	-	5,000
Net loss for the year	-	-	-	-	-	(127,971)	(127,971)
Balance, December 31, 2012	193,216,667	19,322	-	1,090,778	-	(1,180,030)	(69,930)

Common stock issued for services	2,265,884	226	-	155,774	-	-	156,000
Common stock issued in exchange for debt	1,190,476	119	-	14,881	-	-	15,000
Settlement of derivative liability through conversion of notes payable	-	-	-	24,754	-	-	24,754
Net loss for the year	-	-	-	-	-	(401,894)	(401,894)
Balance, December 31, 2013	196,673,027	19,667	-	1,286,187	-	(1,581,924)	(276,070)

Settlement of derivative liability through conversion of notes payable			-	23,112	-	-	23,112
Common stock issued in exchange for debt	1,714,286	171	-	11,829	-	-	12,000
Common stock issued for services	3,500,000	350	-	34,650	-	-	35,000
Net loss for the period			-	-	-	(147,140)	(147,140)
Balance, March 31, 2014	201,887,313	20,188	-	1,355,778	-	(1,729,064)	(353,098)

Page 4	The accompanying notes are an integral part of these condensed financial statements

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three	From February 2, 2010
	Months Ended	Months Ended	(Inception) to
	March 31, 2014	March 31, 2013	March 31, 2014
	(unaudited)	(unaudited)
Operating Activities:
Net loss	$(147,140)	$(30,544)	$(1,729,064)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,376	3,376	33,826
Stock compensation	35,000	-	681,000
Derivative expense	-	-	33,833
Change in FV of derivatives	71,013	-	89,309
Amortization of debt discounts	28,164	-	46,633
Changes in operating assets and liabilities:
Prepaid expenses	(31,005)	-	(31,500)
Accrued expenses	22,551	10,401	199,462
Accrued income taxes	--	(956)	956
Net cash used by operating activities	(18,041)	(17,723)	(675,545)

Investing Activities:
Organization expense	-	-
Purchase of equipment	-	-	(133,063)
Net cash used by investing activities	-	-	(133,063)

Financing Activities:
Advances to stockholder	-	-	(11,321)
Notes payable	-	24,100	199,957
Proceeds from common stock	-	-	620,100
Net cash provided by financing activities	-	24,100	808,736

Net change in cash	(18,041)	6,377	128
Cash, beginning of period	18,169	665	-

Cash, end of period	$128	$7,042	$128

Non-cash investing and financing activities:
Common stock issued in exchange for debt	$12,000	$-	$27,000
Settlement of derivative liability through conversion of notes payable.	23,112	-	47,866
	35,112	$-	74,866
Suppplemental disclosure if cash flow information
Cash paid for interest	-	-	-
Cash paid for taxes	$-	$956	$4,780

Page 5	The accompanying notes are an integral part of these condensed financial statements

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2014 and 2013
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

Page 6	The accompanying notes are an integral part of these condensed financial statements

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2014 and 2013
(Unaudited)

2.  REVERSE MERGER ACCOUNTING (CONTINUED)

In conjunction with the merger, the Company received no cash and assumed no liabilities from Greenmark Acquisition Corporation.  All members of the Company’s executive management are from Powerdyne, Inc.

3. BASIS OF PRESENTATION

The accompanying unaudited financial statements primarily reflect the financial position, results of operations and cash flows of the Company (as discussed above).  The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission.  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other period. These financial statements and accompanying notes should be read in conjunction with the  financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 on file with the SEC (our “Annual Report”).  There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report.

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

Development Stage and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage as defined in GAAP. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of March 31, 2014, the Company had an accumulated deficit from inception of $1,729,064.

Page 7	The accompanying notes are an integral part of these condensed financial statements

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2014 and 2013
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

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital or, if additional capital is needed, that such fund, if available, will be obtainable on terms satisfactory to the Company.

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

Level 3 inputs are unobservable inputs for the asset or liability.

Page 8	The accompanying notes are an integral part of these condensed financial statements

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2014 and 2013
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

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2014 and December 31, 2013.

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

Property and Equipment

Property and equipment is stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The machinery and equipment, previously classified as ‘construction in progress’ was placed into service on October 1, 2011 and the Company began to depreciate the assets at that time. The equipment is depreciated over 10 years on a straight-line basis. Vehicles are depreciated over 5 years using the straight-line basis. Depreciation expense for the periods ended March 31, 2014 and 2013 was $3,376 and $3,576, respectively, and $33,826 for the period from inception to March 31, 2014.

Page 9	The accompanying notes are an integral part of these condensed financial statements

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2014 and 2013
(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivatives and Hedging

In April 2008, the FASB issued a pronouncement that provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of these requirements can affect the accounting for many convertible instruments with provisions that protect holders from a decline in the stock price. Each reporting period, the Company evaluates whether convertible debt to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt agreements. The Company determined that the conversion feature in the convertible notes issued during the second, third and fourth quarters of 2013 contained such provisions and recorded such instruments as derivative liabilities. See Note 7, Notes Payable.

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

Page 10	The accompanying notes are an integral part of these condensed financial statements

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2014 and 2013
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

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.  In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740.  Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. Our tax provision determined using an estimate of our annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period.  Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Taxes payable as of March 31, 2014 and December 31, 2013 was $956 and $956, respectively.

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

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. As of March 31, 2014 and 2013, there were no outstanding dilutive securities.

Page 11	The accompanying notes are an integral part of these condensed financial statements

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2014 and 2013
(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table represents the computation of basic and diluted losses per share:

	Three Months ended March 31, 2014	Three Months ended March 31, 2013
Loss available for common shareholder	$(147,140)	$(30,544)
Basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	198,034,932	193,216,667

Net loss per share is based upon the weighted average shares of common stock outstanding.

Recent Accounting Pronouncements

Any recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

5. PROPERTY AND EQUIPMENT - NET

Equipment consists of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Motor vehicles	$1,976	$1,976
Machinery and equipment	131,087	131,087
	133,063	133,063
Less accumulated depreciation	(33,826)	(30,450)
Total equipment - net	$99,237	$102,613

Page 12	The accompanying notes are an integral part of these condensed financial statements

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2014 and 2013
(Unaudited)

Equipment is stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives: vehicles 5 years and machinery and equipment 10 years.  The machinery and equipment that was previously classified as ‘construction in process,’ was placed into service on October 1, 2011. Total depreciation expense for the periods ended March 31, 2014 and 2013 was $3,376 and $3,576, respectively and from February 2, 2010 (Inception) to March 31, 2014 was $33,826.

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

On December 11, 2010, the Company issued 2,000,000 shares of common stock to each of Tiber Creek Corporation and IRAA Fin Serv. for services rendered on behalf of Powerdyne Inc.The shares were valued at their estimated fair value of $0.01 per share for a total compensation of $40,000.

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

Page 13	The accompanying notes are an integral part of these condensed financial statements

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2014 and 2013
(Unaudited)

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

On February 13, 2014 the Company issued 1,714,286 shares in exchange for the extinguishment of $12,000 of debt held by a venture capital lender. The Company also issued 3,500,000 shares on March 20, 2014 to a consulting company as compensation for services rendered/to be rendered. The Company valued the stock at $0.01, for a total of $35,000.

7. NOTES PAYABLE

Asher Enterprises, Inc.

On June 3, 2013 Powerdyne International entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 1”) in the principal amount $42,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher Enterprises, Inc. (“Asher”), a Delaware corporation, and Powerdyne International Inc. The Asher Note 1 closed on June 5, 2013 and matures on March 6, 2014.  After 180 days, the Investor/Lender has the option of converting some or all principal and accrued interest into common shares of the Company. The conversion rate,  58% of the average of the lowest three trading day prices of the Company during the ten trading day period prior to the conversion date. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective, since there is no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Page 14	The accompanying notes are an integral part of these condensed financial statements

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2014 and 2013
(Unaudited)

On December 10, 2013 the Investor/Lender exercised its right to convert $15,000 of the Note 1into into 1,190,476 common shares. The Company has determined that the conversion feature is considered a beneficial conversion feature and thereby creates a derivative liability for the Company. On the date of issuance, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 506.82%; (iii) risk free rate of 0.13%, (iv) expected term of 3 months, (v) market value share price of $0.022, and (vi) per share conversion price of $0.0126. Based upon this model, the Company determined an initial derivative liability value of $62,131, which it recorded as a derivative liability as of the date of issuance while also recording a $15,000 non-cash amortization expense  of debt discount and a $42,500 debt discount on its balance sheet in relation to the beneficial conversion feature (BCF) of this note. This conversion produced an increase in additional paid in capital of $24,754 and a decrease in the derivative liability by the same amount. In addition, the Company recorded a derivative expense of $19,631, and a change in fair value of derivative of $8,004.

On December 31, 2013, the Company revalued the derivative value of the $42,500 8% Note with remaining principal balance of $27,500 using the weighted-average Black-Scholes-Merton option pricing model with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 483.43%; (iii) risk free rate of 0.013%, (iv) expected term of 2 months, (v) market value share price of $0.184, and (vi) per share conversion price of $0.00998. The Company determined the derivative value to be $47,494 as of December 31, 2013, which represents a change in the fair value of the derivative in the amount of $2,113 as compared to the derivative value on December 10, 2013. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $2,113 while also increasing the derivative liability from $39,202 to $47,494 as of December 31, 2013. Also recorded for that period was an amortization of debt discount of $2,750. The derivative liability balance as of December 31, 2013 and 2012 was $47,494 and $0, respectively. The debt discount balance as of December 31, 2013 and 2012 was $24,750 and $0, respectively.

On February 13, 2014, the Investor/Lender exercised its right to convert an additional $12,000 of the Note 1 (the second conversion of this mote) into 1,714,286 common shares. The Company has determined that the conversion feature is considered a beneficial conversion feature and thereby creates a derivative liability for the Company. On the date of issuance, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 490.30%; (iii) risk free rate of 0.13%, (iv) expected term of 6 months, (v) market value share price of $0.0143, and (vi) per share conversion price of $0.007. This conversion produced an increase in additional paid in capital of $23,112 and a decrease in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $12,000 and a reduction of debt discounts of the same amount. There was also a decrease in the change in fair value of the derivative liability of $5,471 while also producing an increase in the derivative liability at conversion date.

On March 31, 2014, the Company revalued the derivative value of the $42,500 8% Note with remaining principal balance of $ 15,500 using the weighted-average Black-Scholes-Merton option pricing model with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 356.54%; (iii) risk free rate of 0.013%, (iv) expected term o62 months, (v) market value share price of $0.015, and (vi) per share conversion price of $0.0059. The Company determined the derivative liability value to be $34,509 as of March 31, 2014, which represents a change in the fair value of the derivative in the amount of $4,656 as compared to the derivative value on February 13, 2014. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $4,656 while also increasing the derivative liability from $34,509 to $47,494 as of March 31, 2014. Also recorded for that period was an amortization of debt discount in the amount of $4,650. The derivative liability balance as of March 31, 2014 and December 31, 2013 was $47,494 and $34,509, respectively. The debt discount balance as of March 31, 2014 and December 31, 2013 was $8,100 and $24,750, respectively.

Page 15	The accompanying notes are an integral part of these condensed financial statements

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2014 and 2013
(Unaudited)

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

JMJ Financial

On December 11, 2013,  the Company entered into an agreement with an another unrelated party in order to obtain short term cash flow in the form of a $25,000, ten (10) percent convertible Note Payable. Interest accrues at zero (0) percent for the first three months and at ten (10) percent thereafter. The maturity date is two years from the effective date of the Note Payable. The lender has the right to convert some or all of the Note Payable into common stock of the Company at a discount rate of $0.022 or 40% of market, whichever is less. As a result of the convertible notes payable, the Company realized the derivative nature of those instruments. Accordingly, the Company recognized following charges to operations, Derivative expense of $14,202, Change in Fair Value of Derivatives of $8,179 and Amortization of Debt Discounts of $719. Furthermore, the Company recognized Derivative Liabilities in the amount of $47,381 and Debt Discounts in the amount of $24,281 which is amortized

On December 31, 2013, the Company revalued the derivative value of the $25,000 8% Note using the weighted-average Black-Scholes-Merton option pricing model with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 483.43%; (iii) risk free rate of 0.013%, (iv) expected term of 8 months, (v) market value share price of $0.184, and (vi) per share conversion price of $0.00912. The Company determined the derivative value to be $47,381 as of December 31, 2013, which represents a change in the fair value of the derivative in the amount of $8,179 as compared to the derivative value on December 11, 2013. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $8,179 while also increasing the derivative liability from $39,202 to $47,381 as of December 31, 2013. Also recorded for that period was an amortization of debt discount of $719.

Page 16	The accompanying notes are an integral part of these condensed financial statements

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2014 and 2013
(Unaudited)

On March 31, 2014, the Company revalued the derivative value of the $25,000 8% Note using the weighted-average Black-Scholes-Merton option pricing model with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 292.13%; (iii) risk free rate of 0.013%, (iv) expected term of 6 months, (v) market value share price of $0.015, and (vi) per share conversion price of $0.00306. The Company determined the derivative value to be $108,271 as of March 31, 2014, which represents a change in the fair value of the derivative in the amount of $60,890 as compared to the derivative value on December 11, 2013. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $60,890 while also increasing the derivative liability from $47,381 to $108,271 as of March 31, 2014. Also recorded for that period was an amortization of debt discount of $3,082.

8. RELATED PARTY –Promissory Note

The Company obtained short-term cash flow from a related party in the form of three demand Notes Payable in the aggregate amount of $10,000 during the year ended December 31, 2012. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			3/31/14	12/31/13
Promissory note 1	$6,000	7%	$659	$556	9/4/2014
Promissory note 2	$2,000	7%	$209	$175	10/1/2014
Promissory note 3	$2,000	7%	$185	$151	12/3/2014
Total	$10,000		$1,053	$882

The Company obtained short-term cash flow from a related party in the form of six demand Notes Payable in the aggregate amount of $32,953 during the year ended December 31, 2012. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			3/31/14	12/31/13
Promissory note 1	$5,000	7%	$558	$472	7/25/2014
Promissory note 2	$11,000	7%	$1,108	$918	10/22/2014
Promissory note 3	$15,000	7%	$1,415	$1,156	11/24/2014
Promissory note 4	$102	7%	$10	$8	10/22/2014
Promissory note 5	$879	7%	$83	$68	11/24/2014
Promissory note 6	$972	7%	$109	$92	7/25/2014
Total	$32,954		$3,283	$2,714

The Company obtained short-term cash flow from a related party in the form of two demand Notes Payable in the aggregate amount of $404 during the year ended December 31, 2012 and an additional amount of $6,100 during the quarter ended March 31, 2013. The Notes bear an interest rate of 7% per annum and are unsecured.

Page 17	The accompanying notes are an integral part of these condensed financial statements

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2014 and 2013
(Unaudited)

Note	Principal	Rate	Accrued interest		Maturity
			3/31/14	12/31/13
Promissory note 1	$234	7%	$22	$17	12/5/2014
Promissory note 2	$170	7%	$16	$13	11/18/2014
Promissory note 3	$4,100	7%	$330	$259	2/5/2015
Promissory note 4	$2,000	7%	$160	$126	2/7/2015
Total	$6,504		$528	$415

The Company obtained short-term cash flow from a related party in the form of two demand Notes Payable in the aggregate amount of $18,000 during the quarter ended March 31, 2013. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accured interest		Maturity
			3/31/14	12/31/13
Promissory note1	$8,000	7%	775	602	3/18/2015
Promissory note 2	$10,000	7%	581	443	2/21/2013
Total	$18,000		1356	$1,045

From time to time, the Company advances amounts to stockholders, as well as receives payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature.  The balance of advances to stockholder as of March 31, 2014 and December 31, 2013 was $11,321 and $11,321, respectively. Besides, as stated in Note 9, the Company signed a real property rental agreement with a related party for its manufacturing facilities that begins January 1, 2012. Rent accrued, but not yet paid, as Due to Related Party at March 31, 2014 and December 31, 2013 was $3,600 and $3,600, respectively. The Company has an agreement with an outside consultant, a related party. Amounts paid for the period ended March 31, 2014 and March 31, 2013 was $2,500 and $500 respectively. Amounts accrued, but not yet paid as due to related party at March 31, 2014 and December 31, 2013 was $13,825 and $10,325, respectively.

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

Page 18	The accompanying notes are an integral part of these condensed financial statements

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2014 and 2013
(Unaudited)

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company entered into an operating lease agreement for its manufacturing facilities with a related party on October 1, 2011. The initial term of the lease begins January 1, 2012 and endsMarch 31, 2012. The Company has the option to renew the lease for an additional three month term beginning April 1, 2012. Additional three month terms are renewable at the Company’s option through December 2017. The Company shall pay this related party $300 per month, beginning January 1, 2012, for the term of the lease. In addition, The Company is responsible for utilities used at this facility. The Company no longer occupies the space as of December 31, 2012.

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

Page 19	The accompanying notes are an integral part of these condensed financial statements

POWERDYNE INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2014 and 2013
(Unaudited)

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

11. SUBSEQUENT EVENTS

On April 10, 2014 The Company issued 3,659,574 shares in exchange for extinguishment of $15,500 of debt held by a venture capital lender.  This conversion extinguished the Company’s first note payable with this venture capital lender.

On May 2, 2014, the Company decided to extend its agreement with an outside consulting firm to handle some of its investor relations/public relations. The agreement calls for one month of additional service for $12,000.

Page 20	The accompanying notes are an integral part of these condensed financial statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a development stage company and has experienced losses since its inception. The Company's independent auditors have issued a report raising a substantial doubt about the Company's ability to continue as a going concern. The Company has not established a revenue source since inception.  The sources of cash have been capital invested by shareholders and venture capital investors/lenders. The Company has had no sales nor received revenues since inception through March 31, 2014.

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

The following discussion and analysis of Powerdyne International, Inc. financial condition and results of operations are based on the unaudited financial statements as of March 31, 2014 and 2013, which were prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

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

Results of Operations - The three months ended March 31, 2014 compared to the three months ended March 31, 2013:

Revenues

Powerdyne International, Inc. did not generate revenues during the three months ended March 31, 2014 and 2013.

Operating expenses

During the three months ended March 31, 2014 and 2013, total operating expenses were $47,963 and $30,544, respectively. The increase related to the selling, general and administrative expenses was approximately $17,000.This increase resulted primarily from the increases in salaries and wages of approximately $3,000, legal and accounting of $5,000, interest expense of $2,000 and Company public relations and promotion of $5,000.

Net loss

During the three months ended March 31, 2014 and 2013, the net loss was $147,140 and $30,544, respectively.

Liquidity and Capital Resources

As of March 31, 2014 and December 31, 2013, Powerdyne International, Inc. had working capital deficits of $233,668 and $283,808, respectively.  For the three months ended March 31, 2014, Powerdyne International, Inc. had approximately $18,000 decrease in cash. The cash used in operations of approximately $18,000 was primarily due to net loss from operations of $147,140 less non-cash adjustments to net operating cash flows of approximately $3,000 of depreciation, $35,000 in stock compensation, approximately $71,000 of changes in fair value of derivatives, approximately $28,000 of amortization of debt discounts, the increase in prepaid expenses of approximately $31,000 and an increase of accrued but unpaid expenses of approximately $23,000. Of the total cash provided by financing activities of approximately $0, $0 was used to purchase equipment and the remaining amount for working capital and operating activities.

For the period from February 2, 2010 (inception) to March 31, 2014, Powerdyne International Inc. had approximately $100 of net cash increase. The cash used in operations of approximately $676,000 was primarily due to net loss from operations of $1,729,064 plus non-cash adjustments to net operating cash flows of approximately $681,000 of employee and non-employee stock compensation, $170,000 of derivative related charges, $34,000 of depreciation, $32,000 of prepaid expenses and approximately $200,000 of accrued but unpaid expenses. Of the total cash provided by financing activities of approximately $809,000, approximately $133,000 was used to purchase equipment and the remaining amount for working capital and operating activities.

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

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2014 and December 31, 2013, the carrying value of certain financial instruments such as accounts receivable, accounts payable, notes payable-related parties, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

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

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2014 and December 31, 2013, the carrying value of certain financial instruments such as accounts receivable, accounts payable, notes payable-related parties, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

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

On February 13, 2014 the Company issued 1,714,286 shares in exchange for the extinguishment of $12,000 of debt held by Asher Enterprises Inc. The Company also issued 3,500,000 shares on March 20, 2014 to a consulting company as compensation for services rendered/to be rendered. The Company valued the stock at $0.01, for a total of $35,000.

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

POWERDYNE INTERNATIONAL, INC.

	By:	/s/ Dale P. Euga
Dated: May 20, 2014		President and Principal executive officer

	By:	/s/ Linda H. Madison
Dated: May 20, 2014		Principal financial officer