Form 10-Q
period 2014-06-30
POWERDYNE INTERNATIONAL, INC.
filed 2014-08-19
CIK 1435617

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

(401) 739-3300

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at June 30, 2014

Common Stock, par value $0.0001	245,355,800 shares

 Documents incorporated by reference:   None

POWERDYNE INTERNATIONAL, INC.

CONDENSED FINANCIAL STATEMENTS

June 30, 2014 and 2013

2

INDEX TO FINANCIAL STATEMENTS

(Unaudited)

POWERDYNE INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)

ASSETS

Cash	$9,662	$18,169
Prepaid expenses	-	495
Advances to stockholder	11,321	11,321
Total current assets	20,983	29,985

Property and equipment, net	95,861	102,613

	$116,844	$132,598

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable and accrued expenses	$182,827	$162,661
Notes payable, net of unamortized debt discounts of $18,750 and $24,750, respectively	37,294	68,469
Due to related parties	18,250	14,250
Notes payable-related parties	92,457	67,457
Tax payable	956	956
Total current liabilities	331,784	313,793

Derivative liability, net	28,711	94,876

	360,495	408,669

Common stock; $0.0001 par value; 550,000,000 shares authorized, 245,355,800 shares issued and outstanding as of June 30, 2014 and 196,673,027 shares issued and outstanding as of December 31, 2013	24,535	19,667
Additional paid-in capital	1,608,322	1,286,187
Accumulated deficit	(1,876,508)	(1,581,925)
Total Stockholders' Deficit	(243,651)	(276,071)

	$116,844	$132,598

The accompanying notes are an integral part of these condensed financial statements

POWERDYNE INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For	For	For	For
	the Three	the Three	the Six	the Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-
Operating expenses	116,257	177,101	164,220	207,645

Loss from operations	(116,257)	(177,101)	(164,220)	(207,645)

Other (Income) Expense
Derivative expense	37,785	--	37,785	--
Change in fair value of derivative	(67,465)	--	3,548	--
Amortization of debt discount	60,867	--	89,031	--
Total Other (Income) Expense	31,187	--	130,364	--

Loss before income tax expense	(147,444)	(177,101)	(294,583)	(207,645)

Income tax expense	--	--	--	--

Net loss	$(147,444)	$(177,101)	$(294,583)	$(207,645)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	217,839,294	193,231,211	207,962,988	193,223,979

The accompanying notes are an integral part of these condensed financial statements

POWERDYNE INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2014	June 30, 2013
	(unaudited)	(unaudited)
OPERATING ACTIVITIES:
Net Loss	$(294,583)	$(207,645)
Adjustments to reconcile net loss To net cash used by operating activities:
Depreciation and amortization	6,752	6,752
Stock compensation	35,000	150,000
Change in FV of derivatives	3,548	-
Amortization of debt discounts & derivative expense	131,115	-
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Prepaid expenses	495	(15,000)
Accrued expenses	20,166	5,233
Due to related party	4,000	10,150
Tax payable	--	(956)
Net cash used by operating activities	(93,507)	(51,466)
INVESTING ACTIVITIES:
Organization expense	-	-
Purchase of equipment	-	-
Net cash used by investing activities	-	-
FINANCING ACTIVITIES:
Advances to stockholder	-	-
Proceeds from Notes payable	60,000	42,500
Proceeds from Notes payable related parties	25,000	24,100
Proceeds from common stock	-	-
Net cash provided by financing activities	85,000	66,600

Net change in cash	(8,507)	15,134
Cash, Beginning of period	18,169	665
Cash, end of period	$9,662	$15,799

Non-cash investing and financing activities: Common stock issues in exchange	$105,350	$-
Settlement of derivative liability through
Conversion of notes payable	186,653	-
	292,003	$-
	-	-
Cash paid for taxes	$-	$956

The accompanying notes are an integral part of these condensed financial statements

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Unaudited)

1. ORGANIZATION

Powerdyne, Inc., was incorporated on February 2, 2010 in Nevada, and is registered to do business in Rhode Island and Massachusetts. On February 7, 2011, Powerdyne, Inc. merged with Powerdyne International, Inc., formerly Greenmark Acquisition Corporation, a publicly held Delaware corporation.

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

2. REVERSE MERGER ACCOUNTING

On February 7, 2011, Greenmark Acquisition Corporation, which was a publicly held Delaware corporation merged with Powerdyne, Inc. Upon closing of the transaction, Greenmark Acquisition Corporation, the surviving corporation in the merger, changed its name to Powerdyne International, Inc.

The merger was being accounted for as a reverse-merger, and recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”). Powerdyne, Inc. was the acquirer for financial reporting purposes and the Company was the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger are those of Powerdyne, Inc. and have been recorded at the historical cost basis of Powerdyne, Inc., and the financial statements after completion of the merger include the assets and liabilities of the Company and Powerdyne, Inc., historical operations of Powerdyne, Inc. and operations of the Company from the closing date of the merger. Common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the merger.

In conjunction with the merger, the Company received no cash and assumed no liabilities from Greenmark Acquisition Corporation. All members of the Company’s executive management are from Powerdyne, Inc.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Unaudited)

3. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements primarily reflect the financial position, results of operations and cash flows of the Company (as discussed above). The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other period. These unaudited condensed financial statements and accompanying notes should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 on file with the SEC (our “Annual Report”). There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s unaudited condensed financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements. The Company is classified as a development stage enterprise under GAAP and has not generated significant revenues from its principal operations.

Development Stage and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage as defined in GAAP. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of June 30, 2014, the Company had an accumulated deficit from inception of $1,876,508.

The Company’s activities will necessitate significant uses of working capital beyond 2014. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s continued research and development efforts and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities.

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital or, if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company.

Use of Estimates

In preparing these unaudited condensed financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company's financial instruments consisted of cash, accrued liabilities, notes payable and convertible notes payable.  The estimated fair value of these instruments approximates its carrying amount due to the short maturity of these instruments

Cash

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had cash in the amount of $9,662 and $18,169 as of June 30, 2014 and December 31, 2013, respectively.

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

Property and Equipment

Property and equipment is stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The machinery and equipment, previously classified as ‘construction in progress’ was placed into service on October 1, 2011 and the Company began to depreciate the assets at that time. The equipment is depreciated over 10 years on a straight-line basis. Vehicles are depreciated over 5 years using the straight-line basis. Depreciation expense for the periods ended June 30, 2014 and 2013 was $6,752 and $6,752, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014 and 2013

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

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.  In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740.  Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. Our tax provision determined using an estimate of our annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Taxes payable as of June 30, 2014 and December 31, 2013 was $956 and $956, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same.   As of June 30, 2014 and 2013, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share:

	Six Months ended June 30, 2014	Six Months ended June 30, 2013
Loss available for common shareholder	$(294,583)	$(207,645)
Basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	207,962,988	193,223,979

Net loss per share is based upon the weighted average shares of common stock outstanding.

Recent Accounting Pronouncements

“In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.”

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Unaudited)

5. PROPERTY AND EQUIPMENT - NET

Equipment consists of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Motor Vehicles	$1,976	$1,976
Machinery and equipment	131,087	131,087
	133,063	133,063
Less accumulated deprecation	(37,202)	(30,450)

Total equipment – net	$95,861	$102,613

Equipment is stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives: vehicles 5 years and machinery and equipment 10 years. The machinery and equipment that was previously classified as ‘construction in process,’ was placed into service on October 1, 2011. Total depreciation expense for the periods ended June 30, 2014 and 2013 was $6,752 and $6,752, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Unaudited)

6. COMMON STOCK

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

On April 10, 2014 the Company issued 3,659,574 shares in exchange for the extinguishment of $15,500 of debt and $1,700 of accrued interest held by a venture capital lender. This conversion extinguished the Company’s first note payable with this venture capital lender.

On May 12, 2014 the Company issued 5,769,231 shares in exchange for the extinguishment of $15,000 of debt held by a venture capital lender. On May 21, 2014 the Company issued 8,952,381 shares in exchange for the extinguishment of $17,500 of debt and $1,300 of accrued interest held by a venture capital lender. These conversions extinguished the Company’s second note payable with this venture capital lender. This conversion extinguished the Company’s second note payable with this venture capital lender.

On May 27, 2014 the Company issued 7,142,857 shares in exchange for the extinguishment of $15,000 of debt held by a venture capital lender. On June 4, 2014 the Company issued 10,444,444 shares in exchange for the extinguishment of $17,500 of debt and $1,300 of accrued interest held by a venture capital lender. These conversions extinguished the Company’s third note payable with this venture capital lender.

On June 11, 2014 the Company issued 7,500,000 shares in exchange for the extinguishment of $8,550 of debt held by a venture capital lender.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Unaudited)

7. NOTES PAYABLE (continued)

On December 10, 2013 the Investor/Lender exercised its right to convert $15,000 of the Note 1 into 1,190,476 common shares. The Company has determined that the conversion feature is considered a beneficial conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 506.82%; (iii) risk free rate of 0.13%, (iv) expected term of 3 months, (v) market value share price of $0.022, and (vi) per share conversion price of $0.0126. Based upon this model, the Company determined an initial derivative liability value of $62,131, which it recorded as a derivative liability as of the date of issuance while also recording a $15,000 non-cash amortization expense of debt discount and a $42,500 debt discount on its balance sheet in relation to the derivative liability of this note. This conversion produced an increase in additional paid in capital of $24,754 and a decrease in the derivative liability by the same amount. In addition, the Company recorded a derivative expense of $19,631, and a change in fair value of derivative of $8,004.

On December 31, 2013, the Company revalued the derivative value of the $42,500 8% Note using the weighted-average Black-Scholes-Merton option pricing model with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 483.43%; (iii) risk free rate of 0.013%, (iv) expected term of 2 months, (v) market value share price of $0.184, and (vi) per share conversion price of $0.00998. The Company determined the derivative value to be $47,494 as of December 31, 2013, which represents a change in the fair value of the derivative in the amount of $2,113 as compared to the derivative value on December 10, 2013. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $2,113 while also increasing the derivative liability from $45,383 to $47,494 as of December 31, 2013. Also recorded for that period was an amortization of debt discount of $2,750. The derivative liability balance as of December 31, 2013 and 2012 was $47,494 and $0, respectively. The debt discount balance as of December 31, 2013 and 2012 was $24,750 and $0, respectively.

On February 13, 2014, the Investor/Lender exercised its right to convert an additional $12,000 of the Note 1 (the second conversion of this note) into 1,714,286 common shares. The Company has determined that the conversion feature is considered a beneficial conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 455.63%; (iii) risk free rate of 0.12%, (iv) expected term of 6 months, (v) market value share price of $0.0143, and (vi) per share conversion price of $0.007. Based upon this model, the Company determined an initial derivative liability value of $62,131, which it recorded as a derivative liability as of the date of issuance while also recording a $15,000 non-cash amortization expense of debt discount and a $42,500 debt discount on its balance sheet in relation to the derivative liability of this note. This conversion produced an increase in additional paid in capital of $22,707 and a decrease in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $12,000 and a reduction of debt discounts of the same amount. There was also an increase in the change in fair value of the derivative liability of $549 while also producing an increase in the derivative liability by the same amount.

On March 31, 2014, the Company revalued the derivative value of the $42,500 8% Note using the weighted-average Black-Scholes-Merton option pricing model with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 353.85%; (iii) risk free rate of 0.012%, (iv) expected term of 6 months, (v) market value share price of $0.015, and (vi) per share conversion price of $0.0059. The Company determined the derivative liability value to be $34,509 as of March 31, 2014, which represents a change in the fair value of the derivative in the amount of $9,093 as compared to the derivative value on February 13, 2014. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $9,093 while also increasing the derivative liability from $25,315 to $34,509 as of March 31, 2014. Also recorded for that period was an amortization of debt discount in the amount of $4,650. The derivative liability balance as of March 31, 2014 and December 31, 2013 was $34,509 and $47,494, respectively. The debt discount balance as of March 31, 2014 and December 31, 2013 was $29,299 and $24,750, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Unaudited)

7. NOTES PAYABLE (continued)

On April 10, 2014, the Investor/Lender exercised its right to convert the balance of the Note 1 loan amount of $15,500 plus $1,700 of accrued and unpaid interest of the Note 1 (the third conversion of this note) into 3,659,574 common shares. The Company has determined that the conversion feature is considered a beneficial conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 352.69%; (iii) risk free rate of 0.09%, (iv) expected term of 6 months, (v) market value share price of $0.0121, and (vi) per share conversion price of $0.0047. This conversion produced an increase in additional paid in capital of $38,666 and a decrease in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $15,500 and a reduction of debt discounts of the same amount. There was also an increase in the change in fair value of the derivative liability of $4,258 while also producing an increase in the derivative liability by the same amount. This note was fully converted into common stock as of April 10, 2014.

On August 27, 2013 Powerdyne International entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 2”) in the principal amount $32,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher and Powerdyne International Inc. The Asher Note 2 closed on August 29, 2013 and matures on May 29, 2014.  This Note 2 is convertible at 58% of the average of the lowest three trading prices of Powerdyne’s common stock during the ten trading day period prior to the conversion date after 180 days.  Powerdyne analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

On May 12, 2014 the Investor/Lender exercised its right to convert $15,000 of the Note 2 into 5,769,231 common shares. The Company has determined that the conversion feature is considered a beneficial conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 262.20%; (iii) risk free rate of 0.09%, (iv) expected term of 6 months, (v) market value share price of $0.0040, and (vi) per share conversion price of $0.0026. This conversion produced an increase in additional paid in capital of $16,582 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $36,261 while also producing a decrease in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $15,000 and a reduction of debt discounts of the same amount.

On May 21, 2014 the Investor/Lender exercised its right to convert the balance of the Note 2 loan amount of $17,500 plus $1,300 of accrued and unpaid interest of the Note 2 into 8,952,381 common shares. The Company has determined that the conversion feature is considered a beneficial conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 271.35%; (iii) risk free rate of 0.08%, (iv) expected term of 6 months, (v) market value share price of $0.0060, and (vi) per share conversion price of $0.0021. This conversion produced an increase in additional paid in capital of $43,780 and a decrease in the derivative liability by the same amount. There was also an increase in the change in fair value of the derivative liability of $24,434 while also producing an increase in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $17,500 and a reduction of debt discounts of the same amount. This note was fully converted into common stock as of May 21, 2014.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Unaudited)

7. NOTES PAYABLE (continued)

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

On May 27, 2014 the Investor/Lender exercised its right to convert $15,000 of the Note 3 into 7,142,857 common shares. The Company has determined that the conversion feature is considered a beneficial conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 350.42%; (iii) risk free rate of 0.08%, (iv) expected term of 6 months, (v) market value share price of $0.0042, and (vi) per share conversion price of $0.0021. Based upon this model, the Company determined an initial derivative liability value of $46,126, which it recorded as a derivative liability as of the date of issuance while also recording a derivative expense of $13,626 and a $32,500 debt discount on its balance sheet in relation to the derivative liability of this note. This conversion produced an increase in additional paid in capital of $23,658 and a decrease in the derivative liability by the same amount. There was also an increase in the change in fair value of the derivative liability of $5,134 while also producing an increase in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $15,000 and a reduction of debt discounts of the same amount.

On June 4, 2014 the Investor/Lender exercised its right to convert the balance of the loan amount of $17,500 plus $1,300 of accrued and unpaid interest of the Note 3 into 10,444,444 common shares. The Company has determined that the conversion feature is considered a beneficial conversion feature and thereby creates a derivative liability for the Company. On the date of issuance, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 317.81%; (iii) risk free rate of 0.10%, (iv) expected term of 6 months, (v) market value share price of $0.0029, and (vi) per share conversion price of $0.0018. This conversion produced an increase in additional paid in capital of $24,137 and a decrease in the derivative liability by the same amount. There was also an increase in the change in fair value of the derivative liability of $3,465 while also producing an increase in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $17,500 and a reduction of debt discounts of the same amount. This note was fully converted into common stock as of June 4, 2014.

Powerdyne analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

JMJ Financial

On December 11, 2013, the Company entered into an agreement with an another unrelated party in order to obtain short term cash flow in the form of a $25,000, ten (10) percent convertible Note Payable. Interest accrues at zero (0) percent for the first three months and if the borrower does not repay a payment of consideration on or before 90 days from its Effective Date, a one time interest charge of 12% shall be applied to the principal sum. The maturity date is two years from the effective date of the Note Payable. The lender has the right to convert some or all of the Note Payable into common stock of the Company at a discount rate of $0.022 or 60% of market, whichever is less. As a result of the convertible note payable, the Company realized the derivative nature of those instruments. Accordingly, the Company recognized following charges to operations, Derivative expense of $14,202 and Amortization of Debt Discounts of $719. Furthermore, the Company recognized Derivative Liabilities in the amount of $39,201 and Debt Discounts in the amount of $24,281 which is amortized.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Unaudited)

7. NOTES PAYABLE (continued)

On December 31, 2013, the Company revalued the derivative value of the $25,000 10% Note using the weighted-average Black-Scholes-Merton option pricing model with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 483.43%; (iii) risk free rate of 0.13%, (iv) expected term of 6 months, (v) market value share price of $0.184, and (vi) per share conversion price of $0.00912. The Company determined the derivative value to be $47,381 as of December 31, 2013, which represents a change in the fair value of the derivative in the amount of $8,179 as compared to the derivative value on December 11, 2013. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $8,179 while also increasing the derivative liability from $39,202 to $47,381 as of December 31, 2013. Also recorded for that period was an amortization of debt discount of $719.

On March 31, 2014, the Company revalued the derivative value of the $25,000 10% Note using the weighted-average Black-Scholes-Merton option pricing model with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 273.63%; (iii) risk free rate of 0.12%, (iv) expected term of 6 months, (v) market value share price of $0.015, and (vi) per share conversion price of $0.00306. The Company determined the derivative value to be $106,994 as of March 31, 2014, which represents a change in the fair value of the derivative in the amount of $59,614 as compared to the derivative value on December 11, 2013. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $59,614 while also increasing the derivative liability from $47,381 to $106,994 as of March 31, 2014. Also recorded for that period was an amortization of debt discount of $3,082.

On June 11, 2014 the Investor/Lender exercised its right to convert $8,550 of the Note into 7,500,000 common shares. The Company has determined that the conversion feature is considered a beneficial conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes-Merton option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 305.24%; (iii) risk free rate of 0.10%, (iv) expected term of 6 months, (v) market value share price of $0.0027, and (vi) per share conversion price of $0.00114. This conversion produced an increase in additional paid in capital of $16,718 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $52,245 producing a decrease in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $8,550 and a reduction of debt discounts of the same amount.

On June 30, 2014, the Company revalued the derivative value of the $25,000 10% Note using the weighted-average Black-Scholes-Merton option pricing model with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 312.32%; (iii) risk free rate of 0.11%, (iv) expected term of 6 months, (v) market value share price of $0.0022, and (vi) per share conversion price of $0.0012. The Company determined the derivative value to be $28,711 as of June 30, 2014, which represents a change in the fair value of the derivative in the amount of $9,320 as compared to the derivative value on June 11, 2014. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $9,320 while also increasing the derivative liability by the same amount.

LG Capital Funding, LLC

On May 8, 2014, the Company entered into an agreement with an another unrelated party in order to obtain short term cash flow in the form of a $30,000, eight (8) percent convertible Note Payable. The maturity date is one year from the effective date of the Note Payable. The lender has the right to convert some or all of the Note Payable into common stock of the Company at a discount rate of 55% of market. Accrued interest at June 30, 2014 and December 31, 2013 was $348 and $0, respectively. This note is secured by Company common stock.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Unaudited)

7. NOTES PAYABLE (continued)

Adar Bays, LLC

On May 9, 2014, the Company entered into an agreement with an another unrelated party in order to obtain short term cash flow in the form of a $30,000, eight (8) percent convertible Note Payable. The maturity date is one year from the effective date of the Note Payable. The lender has the right to convert some or all of the Note Payable into common stock of the Company at a discount rate of 55% of market. Accrued interest at June 30, 2014 and December 31, 2013 was $342 and $0, respectively. This note is secured by Company common stock.

8. RELATED PARTY –Promissory Note

The Company obtained short-term cash flow from a related party in the form of three demand Notes Payable in the aggregate amount of $10,000 during the year ended December 31, 2012. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			6/30/14	12/31/13
Promissory note 1	$6,000	7%	$763	$556	9/4/2014
Promissory note 2	$2,000	7%	$244	$175	10/1/2014
Promissory note 3	$2,000	7%	$220	$151	12/3/2014
Total	$10,000		$1,227	$882

The Company obtained short-term cash flow from a related party in the form of six demand Notes Payable in the aggregate amount of $32,953 during the year ended December 31, 2012, and an additional amount of $25,000 on May 4, 2014. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			6/30/14	12/31/13
Promissory note 1	$5,000	7%	$644	$472	7/25/2014
Promissory note 2	$11,000	7%	$1,297	$918	10/22/2014
Promissory note 3	$15,000	7%	$1,674	$1,156	11/24/2014
Promissory note 4	$102	7%	$12	$8	10/22/2014
Promissory note 5	$879	7%	$98	$68	11/24/2014
Promissory note 6	$972	7%	$125	$92	7/25/2014
Promissory note 7	$25,000	7%	$273	$-	5/4/2016
Total	$57,954		$4,123	$2,714

The Company obtained short-term cash flow from a related party in the form of two demand Notes Payable in the aggregate amount of $404 during the year ended December 31, 2012 and an additional amount of $6,100 during the quarter ended March 31, 2013. The Notes bear an interest rate of 7% per annum and are unsecured.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Unaudited)

8. RELATED PARTY –Promissory Note (continued)

Note	Principal	Rate	Accrued interest		Maturity
			6/30/14	12/31/13
Promissory note 1	$234	7%	$26	$17	12/5/2014
Promissory note 2	$170	7%	$19	$13	11/18/2014
Promissory note 3	$4,100	7%	$401	$259	2/5/2015
Promissory note 4	$2,000	7%	$195	$126	2/7/2015
Total	$6,504		$641	$415

The Company obtained short-term cash flow from a related party in the form of two demand Notes Payable in the aggregate amount of $18,000 during the quarter ended March 31, 2013. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			6/30/14	12/31/13
Promissory note 1	$8,000	7%	$720	$602	3/18/2015
Promissory note 2	$10,000	7%	$947	$443	2/21/2013
Total	$18,000		$1,142	$1,045

From time to time, the Company advances amounts to stockholders, as well as receives payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. The balance of advances to stockholder as of June 30, 2014 and December 31, 2013 was $11,321 and $11,321, respectively. Besides, as stated in Note 9, the Company signed a real property rental agreement with a related party for its manufacturing facilities that begins January 1, 2012. Rent accrued, but not yet paid, as Due to Related Party at June 30, 2014 and December 31, 2013 was $3,600 and $3,600, respectively. Amounts accrued, but not yet paid as due to related party at June 30, 2014 and December 31, 2013 was $14,325 and $ 10,325, respectively.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2014 and 2013

(Unaudited)

10. COMMITMENTS AND CONTINGENCIES (continued)

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

11. SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 14, 2014, the date upon which the financial statements were issued. Subsequent events are as follows:

On July 3, 2014, the Company entered into a consulting agreement with an outside consulting firm to handle some of its investor relations/public relations in exchange of 5,000,000 shares of restricted stock. The agreement calls for shares to be issued upon execution of the agreement.

On July 24, 2014, the Company’s Chief Executive Officer changed from Dale P. Euga to James F. O’Rourke. Dale P. Euga retains the position of President. Three new directors were appointed as well, including James. P. O’Rourke, increasing the Board of Directors from two to five members.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a development stage company and has experienced losses since its inception. The Company's independent auditors have issued a report raising a substantial doubt about the Company's ability to continue as a going concern. The Company has not established a revenue source since inception.  The sources of cash have been capital invested by shareholders and venture capital investors/lenders. The Company has had no sales nor received revenues since inception through June 30, 2014.

The Company plans to manufacture, install, maintain, own and operate patented portable electrical power generation equipment (“gensets” ) intended to be installed at a client location. The Company has applied for a patent for its electrical power generation equipment. The Company will own, maintain and lease the equipment to the customer who will use it to produce its own supplemental electrical power. The products are intended to be portable, easy-to-use units that can be conveniently redeployed in various locations around the world. The units can also be assembled and combined to produce power centers providing up to 50 megawatts of power.

The following discussion contains forward-looking statements, as discussed above. Please see the sections entitled "Forward-Looking Statements" and "Risk Factors" for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of Powerdyne International, Inc. financial condition and results of operations are based on the unaudited condensed financial statements as of June, 2014 and 2013, which were prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

Operations

The Company's initial product is the PDIGenset (patent pending) which is a self-contained generator that is powered by a modified radial air cooled engine to drive a minimum of a 1-megawatt generator. The entire unit, which runs on natural gas or propane, is compact, lightweight and clean burning. As a result, the unit is expected to produce extremely low emissions and is extremely energy-efficient.

The Company has recently completed a fully operational factory Series 2 prototype, which has been tested and is ready as a demonstration unit. This unit is available for any prospective customers to view in full operational capacity. In addition, the Series 2 prototype is ready to be manufactured for customers upon placement of customer orders.

On February 28, 2011, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 for the offer and sale of up 16,000,000 shares of Common Stock by the Company at $0.15 per share and for the offer of 71,535,166 shares of Common Stock by the holders of those shares at $0.15 per share. The Company has amended its registration to include only the registration of the 71,535,166 shares of Common Stock by the holders thereof. The Company’s registration statement has been declared effective by the Securities and Exchange Commission on June 12, 2012. On behalf of the Company, Spartan Securities Group, Ltd filed a form 15c2-11 and was cleared to submit a quote on the OTC Bulletin Board.

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

Results of Operations - The three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013:

Revenues

We did not generate revenues during the three or six months ended June 30, 2014 and 2013.

Operating expenses

During the three months ended June 30, 2014, total operating expenses decreased 34% to $116,257 from $177,101 for the three months ended June 30, 2013. During the six months ended June 30, 2014, total operating expenses decreased 21%, respectively to $164,220 from $207,645 for the six months ended June 30, 2013. The decrease is related mainly to $150,000 of non-employee stock compensation expense for the period ended June 30, 2013 offsetting an increase for the period ended June 30, 2014 of $19,410 in accounting fees and $74,100 in public relations and promotion expense. Included in operating expenses for the three and six months ended June 30, 2014 were general and administrative expenses of $116,257 and $164,220, respectively, including salaries and wages of approximately $3,675 and $6,638, legal and accounting of $22,741 and $44,935, interest expense of $3,474 and $6,638, and public relations and promotion of $67,325 and $74,100.

Net loss

During the three months ended June 30, 2014, the net loss decreased 17% to $147,444 from $177,101 for the three months ended June 30, 2013. During the six months ended June 30, 2014, the net loss increased 42% to $294,583 from $207,645 for the six months ended June 30, 2013. During the three and six months ended June 30, 2014, other expenses included amortization of debt expense from the notes issued to investors offset by change in fair value of derivatives related to the note issuances.

Liquidity and Capital Resources

As of June 30, 2014 and December 31, 2013, we had working capital deficits of $310,801 and $283,808, respectively.  For the six months ended June 30, 2014, we had $8,507 decrease in cash. The cash used in operations for the six months ended June 30, 2014 of approximately $93,507 was primarily due to net loss from operations of $294,583 less non-cash adjustments to net operating cash flows of $6,752 of depreciation, $35,000 in stock compensation, approximately $3,548 of changes in fair value of derivatives, $131,115 of amortization of debt discounts and derivative expense, the decrease in prepaid expenses of approximately $495, an increase in due to relayed party of $4,000 and an increase of accrued but unpaid expenses of approximately $20,166. The total cash provided by financing activities for the six months ended June 30, 2014 of approximately $85,000 was due to $60,000 of proceeds of notes payable to third parties and $25,000 of proceeds from notes payable to related parties.

We currently owe $76,450(exclusive of interest) owed under three convertible notes, of which $$60,000 is due May 2015 and $16,450 is due December 2015.   We also owe $92,457 (exclusive of interest) under notes due to related parties which have notes due to related parties, of which $5,972 is due July 2014, $6,000 is due September 2014, $13,102 is due October 2014, $16,049 is due November 2014, $2,234 is due December 2014, $16,100 is due February 2015, $8,000 is due March 2014 and $25,000 is due May 2016.  To date, we have not generated any revenue and there can be no assurance that we will have the requisite funding to repay these loans when due.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts during the reporting periods.  Actual results could differ from those estimates. Significant estimates and assumptions included in our financial statements relate to estimate of loss contingencies and accrued other liabilities.

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements ) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2014 and December 31, 2013, the carrying value of certain financial instruments such as accounts receivable, accounts payable, notes payable-related parties, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

Impairment of Long-Lived Assets

In accordance with ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ), we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that their then carrying values may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Our management currently believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for our products under development will continue. Either of these could result in future impairment of long-lived assets.

Recently Issued Accounting Pronouncements

July 2014, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification™. A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. Current U.S. GAAP requires a development stage entity to present the same basic financial statements and apply the same recognition and measurement rules as established companies. In addition, U.S. GAAP requires a development stage entity to present inception-to-date information about income statement line items, cash flows, and equity transactions. For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not yet been issued or made available for issuance. The Company has elected to adopt the guidance as of June 30, 2014.  The adoption did not impact the Company’s financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the insufficient controls over timely financial statement preparation and review as well as over the preparation and review around accounting for certain complex transactions.

The design of monitoring controls used to assess the design and operating effectiveness of our internal controls is inadequate. We also do not have an adequate internal process to report deficiencies in internal control to management on a timely basis.

Changes in Internal Control over Financial Reporting

We continue to make progress towards remediating the material weaknesses in our internal control over financial reporting. The actions taken include, amongst others, (i) installing a new accounting system which allows us to implement appropriate procedures and processes necessary for adequate controls (ii) implementing month end and period end closing procedures and review processes for key aspects of our financial reporting process, (iii) designing, documenting and implementing policies and procedures; and (iv) instituting formal procedures for accounting for options.

No other changes in our internal control over financial reporting occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

During the ordinary course of our business, we are subject to various claims and litigation. Management believes that the outcome of such claims or litigation will not have a material adverse effect on our financial position, results of operations or cash flow.

We are involved in a legal settlement with a former employee. We are seeking reimbursement of expenses paid in the amount of $5,000. The former employee is seeking further additional expenses incurred in the amount of $6,500. It is the opinion of our legal counsel that the legal action is without merit and no accrual has been recorded for this claim.

We are the named defendant in a civil suit in the District Court for the State of Rhode Island alleging that we owe $6,875 on Book Account and seeking $6,875 plus attorney’s fees. The claim is disputed and we have filed a general denial and a counter claim, alleging faulty workmanship and seeking compensatory damages. The matter is in early stages of discovery.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 10, 2014, we issued 3,659,574 shares of our common stock in exchange for the extinguishment of $15,500 of debt and $1,700 of accrued interest held by a venture capital lender. The issuance of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On May 8, 2014, we issued a convertible note sin the principal amount of $30,000 to LG Capital Funding, LLC. The note bears interest at a rate of 8% per annum, matures on year from the date of issuance and is convertible into shares of our common stock at a discount rate of 5% of the market price of our common stock. The above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

On May 9, 2014, we issued a convertible note sin the principal amount of $30,000 to Adar Bays, LLC. The note bears interest at a rate of 8% per annum, matures on year from the date of issuance and is convertible into shares of our common stock at a discount rate of 5% of the market price of our common stock. The above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

On May 12, 2014, we issued 5,769,231 shares of our common stock in exchange for the extinguishment of $15,000 of debt held by a venture capital lender. On May 21, 2014, we issued 8,952,381 shares of our common stock in exchange for the extinguishment of $17,500 of debt and $1,300 of accrued interest held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On May 27, 2014, we issued 7,142,857 shares of our common stock in exchange for the extinguishment of $15,000 of debt held by a venture capital lender. On June 4, 2014, we issued 10,444,444 shares of our common stock in exchange for the extinguishment of $17,500 of debt and $1,300 of accrued interest held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On June 11, 2014, we issued 7,500,000 shares of our common stock in exchange for the extinguishment of $8,550 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On July 3, 2014, we issued 5,000,000 shares of our common stock pursuant to the terms of a consulting agreement with an outside consulting firm to handle some of its investor relations/public relations. The above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

There were no matters submitted to a vote of the security holders during the quarter covered by this report.

ITEM 5. OTHER INFORMATION

(a) On August 18, 2014, we filed an Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware increasing the number of authorized shares of common stock from 300,000,000 to 550,000,000.

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

POWERDYNE INTERNATIONAL, INC.

	By:	/s/ James F. O’Rourke
Dated: August 19 , 2014		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Linda H. Madison
Dated: August 19, 2014		Chief Financial Officer (Principal Accounting Officer)

