Form 10-Q
period 2014-09-30
POWERDYNE INTERNATIONAL, INC.
filed 2014-11-19
CIK 1435617

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-53259

POWERDYNE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5572576
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at September 30, 2014
Common Stock, par value $0.0001	270,355,800 shares

Documents incorporated by reference: None

POWERDYNE INTERNATIONAL, INC.

CONDENSED FINANCIAL STATEMENTS

September 30, 2014 and 2013

INDEX TO FINANCIAL STATEMENTS

(Unaudited)

Condensed Balance Sheets	2

Condensed Statements of Operations	3

Condensed Statements of Cash Flows	4

Notes to Condensed Financial Statements	5

POWERDYNE INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)

ASSETS

Current Assets:
Cash	$42,371	$18,169
Prepaid expenses	-	495
Advances to stockholder	11,321	11,321
Total current assets	53,692	29,985

Property and Equipment
Property and equipment, net	92,486	102,613

Total Assets	$146,178	$132,598

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$208,682	$162,661
Notes payable, net of unamortized debt discounts of $82,140 and $24,750, respectively	103,360	68,469
Due to related parties	16,750	14,250
Notes payable-related parties	98,229	67,457
Tax payable	-	956
Derivative liability, net	478,897	94,876
Total Liabilities	905,918	408,668

Stockholders' Deficit:
Common stock; $0.0001 par value; 550,000,000 shares authorized, 270,355,800 shares issued and outstanding as of September 30, 2014 and 196,673,027 shares issued and outstanding as of December 31, 2013	27,035	19,667
Additional paid-in capital	1,768,703	1,286,187
Accumulated deficit	(2,555,478)	(1,581,925)
Total Stockholders' Deficit	(759,740)	(276,071)

Total Liabilities and Stockholders' Deficit	$146,178	$132,597

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-
Operating expenses	125,348	57,975	289,568	265,620

Loss from operations	(125,348)	(57,975)	(289,568)	(265,620)

Other (Income) Expense
Derivative expense	492,045	-	529,830	-
Change in fair value of derivative	23,728	-	27,276	-
Amortization of debt discount	37,848	-	126,879	-
Total Other (Income) Expense	553,621	-	683,985	-

Loss before income tax expense	(678,969)	(57,975)	(973,553)	(265,620)

Income tax expense	-	-	-	-

Net loss	$(678,969)	$(57,975)	$(973,553)	$(265,620)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	253,794,930	193,945,498	223,942,983	193,951,962

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)
Operating Activities:
Net loss	$(973,553)	$(265,620)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	10,127	10,128
Stock compensation	35,000	150,000
Derivative and interest expense	533,641	150,000
Change in FV of derivatives	27,276	-
Amortization of debt discounts	126,879	-
Changes in operating assets and liabilities:
Prepaid expenses	495	-
Accrued expenses	46,021	13,539
Due to related party	2,500	7,650
Tax payable	(956)	(956)
Net cash used by operating activities	(192,570)	64,741

Investing Activities:
Organization expense	-	-
Purchase of equipment	-	-
Net cash used by investing activities	-	-

Financing Activities:
Principal paid on Notes payable related parties	(228)	-
Proceeds from Notes payable	186,000	75,000
Proceeds from Notes payable related parties	31,000	24,100
Proceeds from common stock	-	-
Net cash provided by financing activities	216,772	99,100

Net change in cash	24,202	163,841
Cash, beginning of period	18,169	665

Cash, end of period	$42,371	$164,506

Non-cash investing and financing activities:
Common stock issued in settlement for debt	$126,242	$-
Settlement of derivative liability through conversion of notes payable.	328,642	-
	454,884	$-
Supplemental disclosure if cash flow information
Cash paid for interest	-	-
Cash paid for taxes	$956	$956

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014 and 2013

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

On July 25, 2014, Powerdyne International, Inc., filed Form 14C in order to increase the authorized capital stock to 550,000,000 common shares, par value $0.0001 per share.

The Company is a start-up organization which intends to produce and distribute completely packaged independent electrical generator units that run on environmentally-friendly fuel sources, such as natural gas and propane.

2. REVERSE MERGER ACCOUNTING

On February 7, 2011, Greenmark Acquisition Corporation, which was a publicly held Delaware corporation, merged with Powerdyne, Inc. Upon closing of the transaction, Greenmark Acquisition Corporation, the surviving corporation in the merger, changed its name to Powerdyne International, Inc.

The merger was accounted for as a reverse-merger, and recapitalized in accordance with generally accepted accounting principles in the United States (“GAAP”). Powerdyne, Inc. was the acquirer for financial reporting purposes and the Company was the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger are those of Powerdyne, Inc. and have been recorded at the historical cost basis of Powerdyne, Inc., and the financial statements after completion of the merger include the assets and liabilities of the Company and Powerdyne, Inc., historical operations of Powerdyne, Inc. and operations of the Company from the closing date of the merger. Common stock and the corresponding capital amounts of the Company pre-merger were retroactively restated as capital stock shares reflecting the exchange ratio in the merger.

In conjunction with the merger, the Company received no cash and assumed no liabilities from Greenmark Acquisition Corporation.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014 and 2013

(Unaudited)

3. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements primarily reflect the financial position, results of operations and cash flows of the Company (as discussed above). The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for any other period. These unaudited condensed financial statements and accompanying notes should be read in conjunction with the financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 on file with the SEC (our “Annual Report”). There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report.

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

Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage as defined in GAAP. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of September 30, 2014, the Company had an accumulated deficit from inception of $2,555,478.

The Company’s activities will necessitate significant uses of working capital beyond 2014. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s continued research and development efforts and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014 and 2013

(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital or, if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company

Use of Estimates

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

The Company's financial instruments consisted of cash, accounts payable and accrued liabilities, advances to stockholders, notes payable and convertible debt. The estimated fair value of cash, accounts payable and accrued liabilities, advances to stockholders, and notes payable approximates its carrying amount due to the short maturity of these instruments. The recognition of the derivative values of convertible debt are based on the weighted-average Black-Scholes option pricing model.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014 and 2013

(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had cash in the amount of $42,371 and $18,169 as of September 30, 2014 and December 31, 2013, respectively.

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

Property and Equipment

Property and equipment is stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The machinery and equipment, previously classified as “construction in progress” was placed into service on October 1, 2011 and the Company began to depreciate the assets at that time. The equipment is depreciated over 10 years on a straight-line basis. Vehicles are depreciated over 5 years using the straight-line basis. Depreciation expense for the periods ended September 30, 2014 and 2013 was $10,127 and $10,128, respectively.

Derivatives and Hedging

In April 2008, the FASB issued a pronouncement that provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of these requirements can affect the accounting for many convertible instruments with provisions that protect holders from a decline in the stock price. Each reporting period, the Company evaluates whether convertible debt to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt agreements. The Company determined that the conversion feature in the convertible notes issued during the fourth quarter of 2013, and the first, second, and third quarters of 2014 contained such provisions and recorded such instruments as derivative liabilities. See Note 7, Convertible Debt.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014 and 2013

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

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. Our tax provision determined using an estimate of our annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Taxes payable as of September 30, 2014 and December 31, 2013 was $-0- and $956, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014 and 2013

(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. As of September 30, 2014 and 2013, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share:

	Three Months ended September 30, 2014	Nine Months ended September 30, 2014	Three Months ended September 30, 2013	Nine Months ended September 30, 2013

Loss available for common shareholder	$(678,969)	$(973,553)	$(57,975)	$(265,620)
Basic and fully diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	253,794,930	223,942,983	193,945,498	193,951,962

Net loss per share is based upon the weighted average shares of common stock outstanding.

Recent Accounting Pronouncements

“In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended September 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.”

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014 and 2013

(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

5. PROPERTY AND EQUIPMENT - NET

Equipment consists of the following as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Motor vehicles	$1,976	$1,976
Machinery and equipment	131,087	131,087
	133,063	133,063
Less accumulated depreciation	(40,577)	(30,450)

Total equipment - net	$92,486	$102,613

Equipment is stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives: vehicles 5 years and machinery and equipment 10 years. Total depreciation expense for the periods ended September 30, 2014 and 2013 was $10,127 and $10,128, respectively.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014 and 2013

(Unaudited)

6. COMMON STOCK (CONTINUED)

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

On August 11, 2014 the Company issued 12,200,000 shares in exchange for the extinguishment of $12,444 of debt held by a venture capital lender. On September 17, 2014 the Company issued 12,800,000 shares in exchange for the extinguishment of $8,448 of debt held by a venture capital lender.

7. CONVERTIBLE DEBT

Asher Enterprises, Inc.

On June 3, 2013 Powerdyne International entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 1”) in the principal amount $42,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher Enterprises, Inc. (“Asher”), a Delaware corporation, and Powerdyne International Inc. The Asher Note 1 closed on June 5, 2013 and matured on March 6, 2014. After 180 days, the Investor/Lender has the option of converting some or all principal and accrued interest into common shares of the Company. The conversion rate, 58% of the average of the lowest three trading day prices of the Company during the ten trading day period prior to the conversion date. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective, since there is no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014 and 2013

(Unaudited)

7. CONVERTIBLE DEBT (CONTINUED)

On December 10, 2013 the Investor/Lender exercised its right to convert $15,000 of the Note 1into into 1,190,476 common shares. The Company has determined that the conversion feature is considered an embedded beneficial conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 506.82%; (iii) risk free rate of 0.13%, (iv) expected term of 3 months, (v) market value share price of $0.022, and (vi) per share conversion price of $0.0126. Based upon this model, the Company determined an initial derivative liability value of $62,131, which it recorded as a derivative liability as of the date of issuance while also recording a $15,000 non-cash amortization expense of debt discount and a $42,500 debt discount on its balance sheet in relation to the derivative liability of this note. This conversion produced an increase in additional paid in capital of $24,754 and a decrease in the derivative liability by the same amount. In addition, the Company recorded a derivative expense of $19,631, and a change in fair value of derivative of $8,004.

On December 31, 2013, the Company revalued the derivative value of the $42,500 8% Note using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 483.43%; (iii) risk free rate of 0.13%, (iv) expected term of 2 months, (v) market value share price of $0.184, and (vi) per share conversion price of $0.00998. The Company determined the derivative value to be $47,494 as of December 31, 2013, which represents a change in the fair value of the derivative in the amount of $2,113 as compared to the derivative value on December 10, 2013. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $2,113 while also increasing the derivative liability from $45,383 to $47,494 as of December 31, 2013. Also recorded for that period was an amortization of debt discount of $2,750. The derivative liability balance as of December 31, 2013 and 2012 was $47,494 and $0, respectively. The debt discount balance as of December 31, 2013 and 2012 was $24,750 and $0, respectively.

On February 13, 2014, the Investor/Lender exercised its right to convert an additional $12,000 of the Note 1 (the second conversion of this note) into 1,714,286 common shares. The Company has determined that the conversion feature is considered an embedded beneficial conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 455.63%; (iii) risk free rate of 0.12%, (iv) expected term of 6 months, (v) market value share price of $0.0143, and (vi) per share conversion price of $0.007. Based upon this model, the Company determined an initial derivative liability value of $62,131, which it recorded as a derivative liability as of the date of issuance while also recording a $15,000 non-cash amortization expense of debt discount and a $42,500 debt discount on its balance sheet in relation to the derivative liability of this note. This conversion produced an increase in additional paid in capital of $22,707 and a decrease in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $12,000 and a reduction of debt discounts of the same amount. There was also an increase in the change in fair value of the derivative liability of $549 while also producing an increase in the derivative liability by the same amount.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014 and 2013

(Unaudited)

7. CONVERTIBLE DEBT (CONTINUED)

On March 31, 2014, the Company revalued the derivative value of the $42,500 8% Note using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 353.85%; (iii) risk free rate of 0.12%, (iv) expected term of 6 months, (v) market value share price of $0.015, and (vi) per share conversion price of $0.0059. The Company determined the derivative liability value to be $34,509 as of March 31, 2014, which represents a change in the fair value of the derivative in the amount of $9,093 as compared to the derivative value on February 13, 2014. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $9,093 while also increasing the derivative liability from $25,315 to $34,509 as of March 31, 2014. Also recorded for that period was an amortization of debt discount in the amount of $4,650. The derivative liability balance as of March 31, 2014 and December 31, 2013 was $34,509 and $47,494, respectively. The debt discount balance as of March 31, 2014 and December 31, 2013 was $29,299 and $24, 750, respectively.

On April 10, 2014, the Investor/Lender exercised its right to convert the balance of the Note 1 loan amount of $15,500 plus $1,700 of accrued and unpaid interest of the Note 1 (the third conversion of this note) into 3,659,574 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 352.69%; (iii) risk free rate of 0.09%, (iv) expected term of 6 months, (v) market value share price of $0.0121, and (vi) per share conversion price of $0.0047. This conversion produced an increase in additional paid in capital of $38,666 and a decrease in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $15,500 and a reduction of debt discounts of the same amount. There was also an increase in the change in fair value of the derivative liability of $4,258 while also producing an increase in the derivative liability by the same amount. This note was fully converted into common stock as of April 10, 2014.

On August 27, 2013 Powerdyne International entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 2”) in the principal amount $32,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher and Powerdyne International Inc. The Asher Note 2 closed on August 29, 2013 and matured on May 29, 2014. This Note 2 is convertible at 58% of the average of the lowest three trading prices of Powerdyne’s common stock during the ten trading day period prior to the conversion date after 180 days. Powerdyne analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

On May 12, 2014 the Investor/Lender exercised its right to convert $15,000 of the Note 2 into 5,769,231 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 262.20%; (iii) risk free rate of 0.09%, (iv) expected term of 6 months, (v) market value share price of $0.0040, and (vi) per share conversion price of $0.0026. This conversion produced an increase in additional paid in capital of $16,582 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $36,261 while also producing a decrease in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $15,000 and a reduction of debt discounts of the same amount.

On May 21, 2014 the Investor/Lender exercised its right to convert the balance of the Note 2 loan amount of $17,500 plus $1,300 of accrued and unpaid interest of the Note 2 into 8,952,381 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 271.35%; (iii) risk free rate of 0.08%, (iv) expected term of 6 months, (v) market value share price of $0.0060, and (vi) per share conversion price of $0.0021. This conversion produced an increase in additional paid in capital of $43,780 and a decrease in the derivative liability by the same amount. There was also an increase in the change in fair value of the derivative liability of $24,434 while also producing an increase in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $17,500 and a reduction of debt discounts of the same amount. This note was fully converted into common stock as of May 21, 2014.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014 and 2013

(Unaudited)

7. CONVERTIBLE DEBT (CONTINUED)

On October 2, 2013 Powerdyne International entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 3”) in the principal amount $32,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher and Powerdyne International.  This Note closed on October 7, 2013 and matured on July 7, 2014. The Note is convertible at 58% of the average of the lowest three trading prices of Powerdyne’s common stock during the ten trading day period prior to the conversion date after 180 days.

On May 27, 2014 the Investor/Lender exercised its right to convert $15,000 of the Note 3 into 7,142,857 common shares. The Company has determined that the conversion feature is considered a beneficial conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 350.42%; (iii) risk free rate of 0.08%, (iv) expected term of 6 months, (v) market value share price of $0.0042, and (vi) per share conversion price of $0.0021. Based upon this model, the Company determined an initial derivative liability value of $46,126, which it recorded as a derivative liability as of the date of issuance while also recording a derivative expense of $13,626 and a $32,500 debt discount on its balance sheet in relation to the derivative liability of this note. This conversion produced an increase in additional paid in capital of $23,658 and a decrease in the derivative liability by the same amount. There was also an increase in the change in fair value of the derivative liability of $5,134 while also producing an increase in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $15,000 and a reduction of debt discounts of the same amount.

On June 4, 2014 the Investor/Lender exercised its right to convert the balance of the loan amount of $17,500 plus $1,300 of accrued and unpaid interest of the Note 3 into 10,444,444 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 317.81%; (iii) risk free rate of 0.10%, (iv) expected term of 6 months, (v) market value share price of $0.0029, and (vi) per share conversion price of $0.0018. This conversion produced an increase in additional paid in capital of $24,137 and a decrease in the derivative liability by the same amount. There was also an increase in the change in fair value of the derivative liability of $3,465 while also producing an increase in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $17,500 and a reduction of debt discounts of the same amount. This note was fully converted into common stock as of June 4, 2014.

Powerdyne analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014 and 2013

(Unaudited)

7. CONVERTIBLE DEBT (CONTINUED)

JMJ Financial

On December 11, 2013, the Company entered into an agreement with an another unrelated party in order to obtain short term cash flow in the form of a $25,000, ten (10) percent convertible Note Payable. Interest accrues at zero (0) percent for the first three months and if the borrower does not repay a payment of consideration on or before 90 days from its Effective Date, a one time interest charge of 12% shall be applied to the principal sum. The maturity date is two years from the effective date of the Note Payable. The lender has the right to convert some or all of the Note Payable into common stock of the Company at a discount rate of $0.022 or 60% of market, whichever is less. As a result of the convertible note payable, the Company realized the derivative nature of those instruments. Accordingly, the Company recognized following charges to operations: derivative expense of $14,202 and amortization of debt discounts of $719. Furthermore, the Company recognized derivative liabilities in the amount of $39,201 and debt discounts in the amount of $24,281 which is amortized.

On December 31, 2013, the Company revalued the derivative value of the $25,000 10% Note using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 483.43%; (iii) risk free rate of 0.13%, (iv) expected term of 6 months, (v) market value share price of $0.184, and (vi) per share conversion price of $0.00912. The Company determined the derivative value to be $47,381 as of December 31, 2013, which represents a change in the fair value of the derivative in the amount of $8,179 as compared to the derivative value on December 11, 2013. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $8,179 while also increasing the derivative liability from $39,202 to $47,381 as of December 31, 2013. Also recorded for that period was an amortization of debt discount of $719.

On March 31, 2014, the Company revalued the derivative value of the $25,000 10% Note using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 273.63%; (iii) risk free rate of 0.12%, (iv) expected term of 6 months, (v) market value share price of $0.015, and (vi) per share conversion price of $0.00306. The Company determined the derivative value to be $106,994 as of March 31, 2014, which represents a change in the fair value of the derivative in the amount of $59,614 as compared to the derivative value on December 11, 2013. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $59,614 while also increasing the derivative liability from $47,381 to $106,994 as of March 31, 2014. Also recorded for that period was an amortization of debt discount of $3,082.

On June 11, 2014 the Investor/Lender exercised its right to convert $8,550 of the Note into 7,500,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 305.24%; (iii) risk free rate of 0.10%, (iv) expected term of 6 months, (v) market value share price of $0.0027, and (vi) per share conversion price of $0.00114. This conversion produced an increase in additional paid in capital of $16,718 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $52,245 producing a decrease in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $8,550 and a reduction of debt discounts of the same amount.

On June 30, 2014, the Company revalued the derivative value of the $25,000 10% Note using the weighted-average Black-Scholes option pricing model with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 312.32%; (iii) risk free rate of 0.11%, (iv) expected term of 6 months, (v) market value share price of $0.0022, and (vi) per share conversion price of $0.0012. The Company determined the derivative value to be $28,711 as of June 30, 2014, which represents a change in the fair value of the derivative in the amount of $9,320 as compared to the derivative value on June 11, 2014. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $9,320 while also increasing the derivative liability by the same amount.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014 and 2013

(Unaudited)

7. CONVERTIBLE DEBT (CONTINUED)

On August 11, 2014 the Investor/Lender exercised its right to convert $12,444 of the Note into 12,200,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 408.20%; (iii) risk free rate of 0.10%, (iv) expected term of 6 months, (v) market value share price of $0.0089, and (vi) per share conversion price of $0.00102.

On September 17, 2014 the Investor/Lender exercised its right to the balance of the loan amount of $4,006 plus $4,442 of accrued and unpaid interest of the Note into 12,800,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 380.81%; (iii) risk free rate of 0.12%, (iv) expected term of 6 months, (v) market value share price of $0.0032, and (vi) per share conversion price of $0.00066.

On September 30, 2014, the Company revalued the derivative value of the $1,669 10% Note using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 403.21%; (iii) risk free rate of 0.13%, (iv) expected term of 6 months, (v) market value share price of $0.007, and (vi) per share conversion price of $0.00144. The Company determined the derivative value to be $7,600 as of September 30, 2014.

On August 20, 2014, the note with the Investor/Lender was amended allowing the Company to borrow additional funds from the Investor/Lender in order to obtain short term cash flow in the amount of $40,000, and the Company did borrow said amount of funds on September 4, 2014. The terms of the original note remain the same. As a result of the additional convertible note payable, the Company realized the derivative nature of those instruments.

On September 30, 2014, the Company revalued the derivative value of the $40,000 10% Note using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 392.24%; (iii) risk free rate of 0.13%, (iv) expected term of 6 months, (v) market value share price of $0.007, and (vi) per share conversion price of $0.00144. The Company determined the derivative value to be $225,582 as of September 30, 2014.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014 and 2013

(Unaudited)

7. CONVERTIBLE DEBT (CONTINUED)

LG Capital Funding, LLC

On May 8, 2014, the Company entered into an agreement with an another unrelated party in order to obtain short term cash flow in the form of a $30,000, eight (8) percent convertible Note Payable (“LG Note 1”). The maturity date is one year from the effective date of the Note Payable. The lender has the right to convert at 55% of the lowest trading price of the Company’s common stock during the twenty day period prior to the conversion date after 180 days. Accrued interest at September 30, 2014 and December 31, 2013 was $953 and $0, respectively. This note is secured by Company common stock.

On September 4, 2014, the Company entered into an agreement with the Investor/Lender (“LG Note 2”) in order to obtain short term cash flow in the form of a $26,500, eight (8) percent convertible Note Payable. The maturity date is one year from the effective date of the Note Payable. The lender has the right to convert at 55% of the lowest trading price of the Company’s common stock during the twenty day period prior to the conversion date after 180 days. Accrued interest at September 30, 2014 and December 31, 2013 was $157 and $0, respectively. This note is secured by Company common stock.

Adar Bays, LLC

On May 9, 2014, the Company entered into an agreement with an another unrelated party in order to obtain short term cash flow in the form of a $30,000, eight (8) percent convertible Note Payable. The maturity date is one year from the effective date of the Note Payable. The lender has the right to convert at 55% of the lowest closing bid price of the Company’s common stock during the twenty day period prior to the conversion date after 180 days. Accrued interest at September 30, 2014 and December 31, 2013 was $947 and $0, respectively. This note is secured by Company common stock.

Tonaquint, Inc.

On September 19, 2014, the Company entered into an agreement with an another unrelated party in order to obtain short term cash flow in the form of a $59,000, ten (10) percent convertible Note Payable. The $59,000 included a $5,000 original issue discount and $4,000 for the lender’s legal fees. Interest accrues at zero (0) percent for the first three months and if the borrower does not repay a payment of consideration on or before 90 days from its Effective Date, a one time interest charge of 12% shall be applied to the principal sum. The maturity date is one year from the effective date of the Note Payable. The lender has the right to convert at 60% of the lowest closing bid price of the Company’s common stock during the twenty-five day period prior to the conversion date or $0.002, whichever is less. If at any time the three lowest closing bid prices in the 25 day period is below $0.002, in such case, the lender shall have the right to convert at 55% of the lowest closing bid price of the Company’s common stock applicable to all future conversions. As a result of the convertible note payable, the Company realized the derivative nature of those instruments.

On September 30, 2014, the Company revalued the derivative value of the $59,000 10% Note using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 350.09%; (iii) risk free rate of 0.13%, (iv) expected term of 6 months, (v) market value share price of $0.007, and (vi) per share conversion price of $0.00162. The Company determined the derivative value to be $245,715 as of September 30, 2014.

Summary of Conversions

The convertible debt conversions occurring during the three months ended September 30, 2014 produced an increase in additional paid in capital amount of $160,381. On September 30, 2014, the Company determined the total derivative value to be $478,897, which represents a total change for the three months ended September 30, 2014 in the fair value of the derivatives in the amount of $450,186. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability for the three months ended September 30, 2014 of $23,728, while also increasing the debt discount in the amount of $41,933. In addition, for the three months ended September 30, 2014 the Company recorded an amortization of debt discount of $37,848 and a derivative expense of $492,045.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014 and 2013

(Unaudited)

8. RELATED PARTY –Promissory Note

The Company obtained short-term cash flow from a related party in the form of three demand Notes Payable in the aggregate amount of $10,000 which have been outstanding since the year ended December 31, 2012. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			9/30/14	12/31/13
Promissory note 1	$6,000	7%	$869	$556	9/4/2015
Promissory note 2	$2,000	7%	$278	$175	10/1/2014
Promissory note 3	$2,000	7%	$255	$151	12/3/2014
Total	$10,000		$1,402	$882

The Company obtained short-term cash flow from a related party in the form of seven demand Notes Payable in the aggregate amount of $57,953 during the period from 2012 through September 30, 2014. The Company repaid the principle amount of $228 during the quarter ended September 30, 2014. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			9/30/14	12/31/13
Promissory note 1	$5,000	7%	$733	$472	7/25/2015
Promissory note 2	$11,000	7%	$1,491	$918	10/22/2014
Promissory note 3	$15,000	7%	$1,939	$1,156	11/24/2014
Promissory note 4	$102	7%	$14	$8	10/22/2014
Promissory note 5	$879	7%	$114	$68	11/24/2014
Promissory note 6	$972	7%	$142	$92	7/25/2015
Promissory note 7	$24,772	7%	$713	$-	5/4/2016
Total	$57,725		$5,146	$2,714

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014 and 2013

(Unaudited)

8. RELATED PARTY –Promissory Note (CONTINUED)

The Company obtained short-term cash flow from a related party in the form of four demand Notes Payable in the aggregate amount of $6,504 during the period from 2012 through March 31, 2013. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			9/30/14	12/31/13
Promissory note 1	$234	7%	$30	$17	12/5/2014
Promissory note 2	$170	7%	$22	$13	11/18/2014
Promissory note 3	$4,100	7%	$473	$259	2/5/2015
Promissory note 4	$2,000	7%	$230	$126	2/7/2015
Total	$6,504		$755	$415

The Company obtained short-term cash flow from a related party in the form of two demand Notes Payable in the aggregate amount of $18,000 during the quarter ended March 31, 2013. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			9/30/14	12/31/13
Promissory note 1	$10,000	7%	1,124	602	2/21/2015
Promissory note 2	$8,000	7%	861	443	3/18/2015
Total	$18,000		1,985	$1,045

The Company obtained short-term cash flow from a related party in the form of one demand Note Payable in the aggregate amount of $6,000 during the quarter ended September 30, 2014. The Note bears an interest rate of 7% per annum and is unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			9/30/14	12/31/13
Promissory note 1	$6,000	7%	64	-	8/6/2016
Total	$6,000		64	$-

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014 and 2013

(Unaudited)

8. RELATED PARTY –Promissory Note (CONTINUED)

From time to time, the Company advances amounts to stockholders, as well as receives payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. The balance of advances to stockholder as of September 30, 2014 and December 31, 2013 was $11,321 and $11,321, respectively. As stated in Note 10, the Company signed a real property rental agreement with a related party for its manufacturing facilities that commenced January 1, 2012. Rent accrued, but not yet paid, as Due to Related Party at September 30, 2014 and December 31, 2013 was $3,600 and $3,600, respectively. Amounts accrued, but not yet paid as due to related party at September 30, 2014 and December 31, 2013 was $16,750 and $14,250, respectively.

9. DEVELOPERS LICENSE AGREEMENT

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

The Company was the named defendant in a civil suit in the District Court for the State of Rhode Island alleging that the company owes $6,875 on Book Account and is seeking $6,875 plus attorney’s fees. The claim was settled for the amount of $3,864 which was paid on September 4, 2014.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2014 and 2013

(Unaudited)

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a development stage company and has experienced losses since its inception. The Company's independent auditors have issued a report raising a substantial doubt about the Company's ability to continue as a going concern. The Company has not established a revenue source since inception.  The sources of cash have been capital invested by shareholders and venture capital investors/lenders. The Company has had no sales nor received revenues since inception through September 30, 2014.

The Company plans to install and maintain, own and operate electrical power generation equipment (“gensets”) intended to be installed at a client location. The Company will own and maintain the equipment to be installed with the customer who will use it to produce its own electrical power. The products are intended to be portable, easy-to-use units that can be conveniently deployed in various locations around the world. The units can also be assembled and combined to produce power centers providing up to 50 megawatts of power.

The following discussion contains forward-looking statements, as discussed above. Please see the sections entitled "Forward-Looking Statements" and "Risk Factors" for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of Powerdyne International, Inc. financial condition and results of operations are based on the unaudited condensed financial statements as of September 30, 2014 and 2013, which were prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

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

On February 28, 2011, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 for the offer and sale of up 16,000,000 shares of Common Stock by the Company at $0.15 per share and for the offer of 71,535,166 shares of Common Stock by the holders of those shares at $0.15 per share. The Company has amended its registration to include only the registration of the 71,535,166 shares of Common Stock by the holders thereof. The Company’s registration statement has been declared effective by the Securities and Exchange Commission on June 12, 2012.The Company’s common stock is listed for quotation on the OTCBB..

Overview

Powerdyne offers a unique power solution that is both cost effective and proven for medium and large consumers of power, by utilizing independent power generation and cogeneration of heat, power and cooling (CHPC) as well as establishing micro-grid capabilities.

The Company plans to install and maintain products that can be conveniently deployed to locations around the world. The units can also be combined to produce power centers providing up to 50 megawatts of power.

The Company, whose headquarters are located in Warwick, Rhode Island, intends to market its products in locations where power solutions are needed. Our industry requires delivery of the highest quality, cost effective electricity both domestically and globally and there is an ever increasing market demand for greener, more reliable electrical power and that is of paramount importance to our customers.

Plan of Operations

The Company's strategy is to pursue selected opportunities in markets where inexpensive and environmentally friendly power sources are needed and/or required.

Results of Operations - The three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013:

Revenues

We did not generate revenues during the three or nine months ended September 30, 2014 and 2013.

Operating expenses

During the three months ended September 30, 2014, total operating expenses increased 116% to $125,348 from $57,975 for the three months ended September 30, 2013. During the nine months ended September 30, 2014, total operating expenses increased 9% to $289,568 from $265,620 for the nine months ended September 30, 2013. The increase is related mainly due to $35,143 in legal and accounting fees, $94,100 in public relations and promotion expense, $12,209 in salaries and wages, and $17,331 in interest expense. This increase was offset by decreases from September 30, 2013 to September 30, 2014 of $150,000 of non-employee stock compensation expense and $15,600 of rent expense. Included in operating expenses for the three and nine months ended September 30, 2014 were general and administrative expenses of $125,348 and $289,568, respectively, salaries and wages of $6,729 and $13,367, legal and accounting of $48,502 and $93,437, interest expense of $12,990 and $19,627, and public relations and promotion of $26,050 and $100,150.

Net loss

During the three months ended September 30, 2014, the net loss increased 1071% to $678,969 from $57,975 for the three months ended September 30, 2013. During the nine months ended September 30, 2014, the net loss increased 267% to $973,553 from $265,620 for the nine months ended September 30, 2013. During the three and nine months ended September 30, 2014, other expenses included amortization of debt expense and derivative expense from the notes issued to investors and change in fair value of derivatives related to the note issuances.

Liquidity and Capital Resources

As of September 30, 2014 and December 31, 2013, we had working capital deficits of $852,226 and $378,683, respectively.  For the nine months ended September 30, 2014, we had a $24,202 increase in cash. The cash used in operations for the nine months ended September 30, 2014 of approximately $192,570 was primarily due to net loss from operations of $973,553 less non-cash adjustments to net operating cash flows of $10,127 of depreciation, $35,000 in stock compensation, approximately $27,276 of changes in fair value of derivatives, $533,641 of derivative and interest expense, $126,879 of amortization of debt discounts, the decrease in prepaid expenses of approximately $495, an increase in due to related party of $2,500, an increase of accrued but unpaid expenses of approximately $46,021, and a decrease in tax payable of $956. The total cash provided by financing activities for the nine months ended September 30, 2014 of approximately $216,271 was due to $186,000 of proceeds of notes payable to third parties, $31,000 of proceeds from notes payable to related parties, less repayment of principal on notes payable to related parties of $228.

We currently owe $186,000 (exclusive of interest) under five convertible notes, of which $60,000 is due May 2015, $86,000 is due September 2015, and $40,000 is due September 2016.   We also owe $98,229 (exclusive of interest) under notes due to related parties which have notes due to related parties, of which $13,102 is due October 2014, $16,049 is due November 2014, $2,234 is due December 2014, $16,100 is due February 2015, $8,000 is due March 2015, $5,972 is due July 2015, $6,000 is due September 2015, $24,772 is due May 2016, and $6,000 is due August 2016.  To date, we have not generated any revenue and there can be no assurance that we will have the requisite funding to repay these loans when due.

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

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements ) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2014 and December 31, 2013, the carrying value of certain financial instruments such as accounts receivable, accounts payable, notes payable-related parties, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

Impairment of Long-Lived Assets

In accordance with ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that their then carrying values may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Our management currently believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for our products under development will continue. Either of these could result in future impairment of long-lived assets.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the insufficient controls over timely financial statement preparation and review as well as over the preparation and review around accounting for certain complex transactions.

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

No other changes in our internal control over financial reporting occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 11, 2014, we issued 12,200,000 shares of our common stock in exchange for the extinguishment of $12,444 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On September 17, 2014, we issued 12,800,000 shares of our common stock in exchange for the extinguishment of $8,448 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On September 4, 2014, we entered into an agreement with an investor in the principal amount of $26,500. The note nears interest at a rate of eight (8) percent. The maturity date is September 3, 2013. The lender has the right to convert at 55% of the lowest trading price of the Company’s common stock during the twenty day period prior to the conversion date after 180 days. Accrued interest at September 30, 2014 and December 31, 2013 was $157 and $0, respectively. This note is secured by our common stock. The above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

On September 19, 2014, we issued a convertible note in the principal amount of $59,000 to. The note accrues no interest for three months and if not paid back within three months has a one- time interest charge of 12%. The note matures on September 18, 2015. The lender has the right to convert at 60% of the lowest closing bid price of the Company’s common stock during the twenty-five day period prior to the conversion date or $0.002, whichever is less. If at any time the three lowest closing bid prices in the 25 day period is below $0.002, in such case, the lender shall have the right to convert at 55% of the lowest closing bid price of the Company’s common stock applicable to all future conversions.. The above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. The above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

POWERDYNE INTERNATIONAL, INC.

	By:	/s/ James F. O’Rourke
Dated: November 19, 2014		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Linda H. Madison
Dated: November 19, 2014		Chief Financial Officer (Principal Accounting Officer)