Form 10-K
period 2014-12-31
POWERDYNE INTERNATIONAL, INC.
filed 2015-04-14
CIK 1435617

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-53259

POWERDYNE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5572576
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Jefferson Place

100 Jefferson Blvd, Suite 200

Warwick, Rhode Island 02888

Registrant's telephone number, including area code: (401) 739-3300

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

$0 based on $0 which was the closing price at which the registrant’s common stock was last sold on that date

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at December 31, 2014
Common Stock, par value $0.0001	369,135,575 shares

Documents incorporated by reference: None

PART I

ITEM 1. BUSINESS

Overview

Powerdyne International, Inc. (the “Company”) is a development stage company without an operating history which has experienced losses since its inception. As shown in the financial statements, we have incurred an accumulated deficit of $2,650,658 from inception to December 31, 2014. Our independent registered public accounting firm has issued language in their audit report raising substantial doubt about our ability to continue as a going concern.

We are a development stage company providing independent and cost effective green electrical power through the leasing of our electrical generation equipment under the trade name of PDI Power Solutions. To date, we have entered into one agreement for the leasing of our equipment. Our PDI Power Solution is a customized green power solution which allows a client to run either independent of the grid forming his own micro-grid with the option for cogeneration(CHPC), while allowing the grid to act as a UPS System (uninterruptable power supply) if he chooses. Each PDI Power Solution is customized to meet individual client’s unique power requirements. This is accomplished by using a modular design approach for the integration of all the components which make up each system. A typical PDI Power Solution is made up of a generator (gaseous), system controller which allows for remote diagnostics, monitoring and control of a parallel generator system, a modified cooling system, options of heat exchanger or chiller all packaged in either a weather proof/sound attenuated enclosure. The cogeneration capabilities CHPC (combination heat/power/cooling) are achieved by adding a closed loop cooling system to the generators with the addition of a heat exchanger and/or chiller. The heat exchanger produces hot water which allows for the pre heating of hot water and or heat. The chillers provide the cooling for support of air conditioning or refrigeration needs. The PDI Power Solutions are intended to be either stationary or portable power systems ready for rapid global deployment taking only a few hours for installation. These systems can be packaged into modules of up to 50 megawatts in power.

We intend to acquire all the components needed to make a PDI Power Solution and either have them installed at the generator manufactures facility per Powerdyne specifications or integrated at the client’s site. We have developed strategic alliances with both our generator manufacturer and installation contractor in order to enable us to be able to do installations at either location.

Our potential customers include a variety of small to medium size manufacturing companies, hotels and commercial enterprises worldwide. However, we initially intend to focus our marketing and sales efforts in the Caribbean and California markets, where we believe there is a great need for independent cost effective reliable power. The lease that we recently entered into is for the leasing of our PDI Power Solutions in Puerto Rico. Once established in the Caribbean and California, we intend to expand our marketing throughout North America and as we move into other regions in North America we plan to increase the power ratings of the PDI Power Solutions to include multi megawatt power generating systems.

Recent Developments

On March 11, 2015, we entered into our first equipment lease with Farmacia Brisas del Mar, a corporation organized under the laws of Puerto Rico (the “Lessee”). The agreement is for a term of five years and provides that the Lessee will lease our power generating equipment for the fees described below. The custom designed system will also provide cogeneration capabilities with the addition of chillers to support the air conditioning demands. The agreement provides for a payment to us of a monthly fee equal to the greater of a set monthly base rate or a monthly base rate plus an additional amount based on kilowatt wattage. The agreement provides for termination only in the event of nonperformance by us unless Lessee pays all payments due for the remainder of the term. The agreement contains representation and warranties, default provisions and indemnification provisions typical for agreements of this type.

Products

Our product (PDI Power Solution) is a self-contained generator powered by a gaseous fueled engine which drives an electrical generator. The unit, which runs on natural gas, propane and other gaseous fuels, is compact, lightweight and clean burning. As a result, the units produce low emissions and are energy-efficient.

The basis of our overall business is founded on the ability to produce electrical power using state-of-the-art technology to produce electricity at a lower cost than the existing means of producing or providing primary electric power (Spark Price; the difference between the cost of electricity provide by the utility company and the cost of electricity produced by a PDI Power Solution), in its target markets. We expect that the difference between our cost to produce electrical power and the current billing rate of existing local utility providers will present savings for our customers and a continual revenue stream for us.

The basic PDI Power Solution consists of three active components; a generator, system controller, and paralleling switch gear all mounted onto a common skid. The controller, switch gear and skid are all commercially available from multiple manufacturers built to our specifications. They are custom built to meet both our specifications as well as the customer’s specific power requirements. The PDI Power Solution can also have the option of having cogeneration capabilities of producing a combined heat power and cooling by adding custom integrated chillers and heat exchangers. These components once assembled onto the skid, can be put inside a weather and sound attenuated enclosure for stationary application or slid into a container and then mounted on a set of wheels for mobile and rapid deployment. The modular design approach allows for interchangeable components which allows for any component to be switched out as newer more cost effective technology becomes available. We believe this gives us the competitive advantage of upgrading a PDI Power Solution with new technology at the customer’s facility without replacing the entire system.

Business Model

We plan to develop our business, producing and distributing primary electrical power and cogeneration CHCP capabilities through the PDI Power Solution product offerings, under long term master lease agreements at fixed base rates plus a fixed rate for the use of incremental power above the fixed rate. Installation, service and maintenance of the PDI Power Solution are initially being provided through independent contractors, at no cost to the customer.

We intend to provide a viable alternative for local utilities to reduce the demand on the primary grid by using our equipment and power, thereby increasing the limits and capabilities of the primary grid. By using our equipment, we expect that the customer will be able to solve several problems at once. First, expensive and polluting diesel units are replaced with cost efficient, greener gensets. Second, the customer’s cost to produce the electrical power is reduced. Third, savings go directly to the bottom line on a monthly basis, no need to apply for energy credit annually. Fourth, maintenance is provided exclusively by us, thereby allowing the customer to reduce its workforce. Fifth, the tank farms and all other diesel support equipment can be dismantled and removed from the sites. This concept is designed to dovetail with the power company’s plans of action currently envisioned and being implemented by the local utilities.

Our History

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

The Market

Our market is global and our primary focus is on use of the PDI Power Solutions in manufacturing and commercial operations, as well as any other existing independent power generation application that requires high quality electricity and steady electrical power generation. We intend to lease our units based on usage to allow customers to generate electricity on a 24/7 basis. The PDI Power Solution is ideal for any medium to large commercial user wherein electricity can be delivered at the user’s location on a cost effective, reliable basis.

Entry into the Market

We plan to enter selected Target markets (i.e. the Caribbean and California) based upon the Sparks Spread. These two markets were selected because we believe they have the greatest potential for immediate acceptability of the PDI Power Solution Due to cost and reliability as well as offering the greatest profit potential. Once established, we plan to expand further into the Caribbean and North American markets using the same criteria: Spark Spread and profitability.

Pricing

Our intent is to provide electrical power at a lower price than the current utility companies. The PDI Power Solution pricing is based on the spark spread (the difference between the cost of electricity provided by the utility company and the cost of electricity produced by a PDI Power Solution.) Based on this model the PDI Power Solutions can typically offer a Spark Price of 15%. If we use the Caribbean as an example with an average electric rate of $0.30/kWh, a Spark Price of $0.05/kWh, a client using 150,000 kWh per month the customer would be expected to save $90,000 a year using a PDI Power Solution which in turns generates $450,000 in revenue per year for the life of the contract.

Employees

We have a total of four (4) executive officers, only one of whom, Ms. Madison, is employed on a full time basis and is eligible to receive a salary. The remaining officers will not receive any compensation until, and if, we raise or procures adequate capital (through operations, financings or otherwise) to pay such compensation.

We expect that we will hire additional personnel as we expand our operations.

Available Information

Our documents filed with the Securities and Exchange Commission may be inspected at the Commission's principal office in Washington, D.C. Copies of all or any part of any filing may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street N.E., Washington, D.C. 20549. Call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission.

Additional information about us is contained at our website, www.powerdyneinternational.com. Information on our website is not incorporated by reference into this report. We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after those reports are filed with the SEC.

ITEM 2. PROPERTIES

Our corporate headquarters are located in a full service office suite located in a building in Warwick, Rhode Island, consisting of approximately 1,000 square feet of office space on a month-to-month lease agreement. We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs.

Additional locations may be needed in the future, primarily administrative in nature; however some may also need to be both administrative as well as support field service offices and a warehouse facility for service inventory. The decision to open addition locations will be market driven. Based on the strategic relationships that have developed with our generator suppliers and contactors, we do not see the need for manufacturing space for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

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

The Company was the named defendant in a civil suit in the District Court for the State of Rhode Island alleging that the Company owes the defendant $6,875 and is seeking $6,875 plus attorney’s fees. The claim was settled for the amount of $3,864 which was paid on September 4, 2014.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERSAND ISSUER PURCHASES OF EQUITY SECURITIES

Since our common stock began trading in May of 2013 our common stock has been quoted on the OTC Bulletin Board under the symbol PWDY.

The following table sets forth the range of the high and low sales prices of our common stock for each of the calendar quarters during the years ended December 31, 2014 and December 31, 2013.

OTC Bulletin Board	High	Low

2nd Quarter	$0.17	$0.09
3rd Quarter	$0.20	$0.02
4th Quarter	$0.07	$0.01
Year Ended December 31, 2013
1st Quarter	$0.02	$0.01
2nd Quarter	$0.014	$0.0016
3rd Quarter	$0.015	$0.0011
Year Ending December 31, 2014	$0.0045	$0.0008

The last price of our common stock as quoted on the OTC Bulletin Board was $0.0012.  As of December 31, 2014 we had approximately 26 stockholders of record.

Dividend Policy

We have never paid any cash dividends on our common stock to date, and do not anticipate paying such cash dividends in the foreseeable future. Whether we declare and pay dividends is determined by our Board of Directors at their discretion, subject to certain limitations imposed under Delaware corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Sale of Unregistered Securities

First Quarter 2014

On February 13, 2014, we issued 1,714,286 shares in exchange for the extinguishment of $12,000 of debt held by a venture capital lender. The issuance was exempt from registration under the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

Second Quarter 2014

On April 10, 2014, we issued 3,659,574 shares in exchange for the extinguishment of $15,500 of debt and $1,700 of accrued interest held by a venture capital lender. The issuance was exempt from registration under the exemption provided by Section 3(a)(9) of the Securities Act.

On May 8, 2014, we entered into an agreement with an another unrelated party in order to obtain short term cash flow in the form of a $30,000, eight (8) percent convertible Note Payable (“LG Note 1”). The maturity date is one year from the effective date of the Note Payable. The lender has the right to convert at 55% of the lowest trading price of our common stock during the twenty day period prior to the conversion date after 180 days.

On May 9, 2014, we entered into an agreement with an another unrelated party in order to obtain short term cash flow in the form of a $30,000, eight (8) percent convertible Note Payable. The maturity date is one year from the effective date of the Note Payable. The lender has the right to convert at 55% of the lowest closing bid price of our common stock during the twenty day period prior to the conversion date after 180 days.

On May 12, 2014, we issued 5,769,231 shares in exchange for the extinguishment of $15,000 of debt held by a venture capital lender. The exchange was exempt from registration under the exemption provided by Section 3(a)(9) of the Securities Act.

On May 21, 2014, we issued 8,952,381 shares in exchange for the extinguishment of $17,500 of debt and $1,300 of accrued interest held by a venture capital lender. The exchange was exempt from registration under the exemption provided by Section 3(a)(9) of the Securities Act.

On May 27, 2014, we issued 7,142,857 shares in exchange for the extinguishment of $15,000 of debt held by a venture capital lender. The exchange was exempt from registration under the exemption provided by Section 3(a)(9) of the Securities Act.

On June 4, 2014, we issued 10,444,444 shares in exchange for the extinguishment of $17,500 of debt and $1,300 of accrued interest held by a venture capital lender. The exchange was exempt from registration under the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

On June 11, 2014, we issued 7,500,000 shares in exchange for the extinguishment of $8,550 of debt held by a venture capital lender. The exchange was exempt from registration under the exemption provided by Section 3(a)(9) of the Securities Act.

Third Quarter 2014

On August 11, 2014, we issued 12,200,000 shares in exchange for the extinguishment of $12,444 of debt held by a venture capital lender. The exchange was exempt from registration under the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

On September 17, 2014, we issued 12,800,000 shares in exchange for the extinguishment of $8,448 of debt held by a venture capital lender. The exchange was exempt from registration under the exemption provided by Section 3(a)(9) of the Securities Act.

On September 4, 2014, we entered into an agreement with the Investor/Lender (“LG Note 2”) in order to obtain short term cash flow in the form of a $26,500, eight (8) percent convertible Note Payable. The maturity date is one year from the effective date of the Note Payable. The lender has the right to convert at 55% of the lowest trading price of our common stock during the twenty day period prior to the conversion date after 180 days.

On September 19, 2014, the Company entered into an agreement with an another unrelated party in order to obtain short term cash flow in the form of a $59,000, ten (10) percent convertible Note Payable. The $59,000 included a $5,000 original issue discount and $4,000 for the lender’s legal fees. Interest accrues at zero (0) percent for the first three months and if the borrower does not repay a payment of consideration on or before 90 days from its Effective Date, a one-time interest charge of 12% shall be applied to the principal sum. The maturity date is one year from the effective date of the Note Payable. The lender has the right to convert at 60% of the lowest closing bid price of our common stock during the twenty-five day period prior to the conversion date or $0.002, whichever is less.

Fourth Quarter 2014

On November 10, 2014, we issued 5,821,244 shares in exchange for the extinguishment of $4,000 of debt and $162 of accrued interest held by a venture capital lender. The exchange was exempt from registration under the exemption provided by Section 3(a)(9) of the Securities Act.

On November 17, 2014, we issued 1,212,121 shares in exchange for the extinguishment of $1,000 of debt held by a venture capital lender. The exchange was exempt from registration under the exemption provided by Section 3(a)(9) of the Securities Act.

On November 24, 2014, we issued 8,391,608 shares in exchange for the extinguishment of $6,000 of debt held by a venture capital lender. The exchange was exempt from registration under the exemption provided by Section 3(a)(9) of the Securities Act.

On December 1, 2014, we issued 9,848,485 shares in exchange for the extinguishment of $6,500 of debt held by a venture capital lender. The exchange was exempt from registration under the exemption provided by Section 3(a)(9) of the Securities Act.

On December 4, 2014, we issued 7,575,758 shares in exchange for the extinguishment of $5,000 of debt held by a venture capital lender. The exchange was exempt from registration under the exemption provided by Section 3(a)(9) of the Securities Act.

On December 11, 2014, we issued 7,972,018 shares in exchange for the extinguishment of $4,385 of debt held by a venture capital lender. The exchange was exempt from registration under the exemption provided by Section 3(a)(9) of the Securities Act.

On December 17, 2014, we issued 15,380,327 shares in exchange for the extinguishment of $7,115 of debt and $1,344 of accrued interest held by a venture capital lender. The exchange was exempt from registration under the exemption provided by Section 3(a)(9) of the Securities Act.

Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder), as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

ITEM 6. SELECTED FINANCIAL DATA

There is no selected financial data required to be filed for a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

We are a development stage company and has experienced losses since our inception. Our independent auditors have issued a report raising a substantial doubt about our ability to continue as a going concern. We have only entered into one agreement for the leasing of our equipment to date and have not yet derived any revenue from such agreement.  Our sources of cash to date have been capital invested by shareholders and venture capital investors/lenders. We had no sales nor received revenues since inception through December 31, 2014.

The basis of our overall business is founded on our ability to produce electrical power using state-of-the-art technology to power electrical generation equipment to produce electricity at a lower cost than the existing means of producing or providing primary electric power in its target markets. We expect that the difference between our cost to produce electrical power and the current billing rate of existing local utility providers will present savings for our customers and revenue opportunity for us.

Our business is to install and maintain, own and operate electrical power generation equipment (“gensets”) at client locations. We will own and maintain the equipment to be installed with the customer who will use it to produce its own electrical power. Our products are intended to be portable, easy-to-use units that can be conveniently deployed in various locations around the world. The units can also be assembled and combined to produce power centers providing up to 50 megawatts of power.

The following discussion contains forward-looking statements, as discussed above. Please see the sections entitled "Forward-Looking Statements" and "Risk Factors" for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations are based on the audited condensed financial statements as of December 31, 2014 and 2013, which were prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 found in this report.

Operations

Our strategy is to pursue selected opportunities in markets where inexpensive and environmentally friendly power sources are needed and/or required.

Results of Operations - The year ended December 31, 2014 compared to the year ended December 31, 2013:

Revenues

We did not generate revenues during the years ended December 31, 2014 and 2013, respectively.

Operating expenses

During the years ended December 31, 2014 total operating expenses increased 13% to $374,840 from $330,340 for the year ended December 31, 2013. The increase is related mainly due to $18,231 in consulting expense, $77,825 in public relations and promotion expense, $18,036 in interest expense, $97,703 in employee stock compensation expense, $5,040 in venture capital expense, and $38,484 in loss from impairment to machinery and equipment. This increase was offset by decreases in salaries and wages of $98,314 and $150,000 of non-employee stock compensation expense to compensate certain vendors for services rendered which they accepted in stock rather than cash.

Net loss

During the years ended December 31, 2014 and 2013, the net loss was $1,068,733 and $401,894, respectively. Other expenses included amortization of debt expense and derivative expense from the notes issued to investors and change in fair value of derivatives related to the note issuances.

Liquidity and Capital Resources

As of December 31, 2014 and 2013, Powerdyne International, Inc. had working capital deficits of ($678,477) and ($378,684), respectively.  The decrease in working capital in 2014 of $299,793 resulted primarily from increased operating expenses. For the year from December 31, 2013 to December 31, 2014, Powerdyne International, Inc. had $15,904 of net cash decrease. The cash used by operations of $244,951 was primarily due to net loss from operations of $1,068,733 less non-cash adjustments to net operating cash flows of $13,240 of depreciation, $39,373 of loss from impairment to machinery and equipment, $142,703 in stock compensation, $692,249 of derivative and interest expense, $183,759 of amortization of debt discounts, a negative change of $159,406 in change in fair value of derivatives, a decrease in prepaid expenses of $495, a decrease in due to related party of $19,175, and a decrease of accrued but unpaid expenses of $107,806. The total cash provided by financing activities of $229,047 was due to $185,500 of proceeds of notes payable to third parties, $44,000 of proceeds from notes payable to related parties, less repayment of principal on notes payable to related parties of $453.

We currently owe $151,500 (exclusive of interest) owed under three convertible notes, of which $26,000 is due May 2015, $85,500 is due September 2015, and $40,000 is due September 2016.  We also owe $111,004 (exclusive of interest) under notes due to related parties, of which $16,100 is due February 2015, $8,000 is due March 2015, $5,972 is due July 2015, $6,000 is due September 2015, $13,102 is due October 2015, $16,049 is due November 2015, $2,234 is due December 2015, $24,547 is due May 2016, $6,000 is due August 2016, and $13,000 is due December 2016.  To date, we have not generated any revenue and there can be no assurance that we will have the requisite funding to repay these loans when due.

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

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements ) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2014 and 2013, the carrying value of certain financial instruments such as accounts receivable, accounts payable, notes payable-related parties, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

Impairment of Long-Lived Assets

`In accordance with ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that their then carrying values may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. Our management currently believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for our products under development will continue. Either of these could result in future impairment of long-lived assets.

Recently Issued Accounting Pronouncements

“In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 since the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.”

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. The Company elected to adopt ASU 2014-15 effective with this financial statement. Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in this Note 4 - Capital resources.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and Report of Independent Registered Accounting Firm for the years ended December 31, 2014 and 2013 are attached to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no disagreements on any matter of accounting principle or practice, financial statement disclosure or audit scope or procedure with its accountant.

ITEM 9A. CONTROLS AND PROCEDURES

Pursuant to Rules adopted by the Securities and Exchange Commission, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of our principal executive officer and principal financial and accounting officer. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, they believe that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by us in our periodic reports is recorded, summarized and processed timely. Both officers are directly involved in our day-to-day operations.

Management’s Report of Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. Our principal executive officer and principal financial and accounting officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Anton & Chia, the independent registered public accounting firm, has not issued an attestation report on the effectiveness of the internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

The officers and directors of our have not made any changes during its fourth fiscal quarter that materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K during the fourth quarter covered by this Form 10-K not otherwise reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Directors and Officers are as follows:

Name	Age	Position	Year Commenced

James F. O’Rourke	60	Chief Executive Officer and Director	2013
Arthur M. Read, II, Esq.	67	Executive Vice President, Assistant Secretary, General Counsel and Director	2010
Dale P. Euga	67	President and Director	2010
John M. Faulhaber	81	Director	2014
Robert C. Hemsen	66	Director	2014
Linda H. Madison	67	Secretary	2011

James F. O’Rourke

James F. O’Rourke serves as Chief Executive Officer and Director of the Company. He attended Lowell Technological Institute. With over thirty-five years’ experience in manufacturing from design conception to production as well as in acquisitions, mergers and managing the operational side of startup businesses, Mr. O’Rourke (the Vice Present and General Manager of SatCon Technology Corporation, the Manager of Drive Systems for its Applied Technology business unit and the Manager of its Magmotor business unit) was responsible for SatCon’s day-to-day operation and subsequently was instrumental in the formation of SatCon’s successor: SatCon Power Systems. Mr. O’Rourke then founded CM Technology (which designs and manufactures custom motors for the automotive, industrial and robotic markets as well as high power rotary uninterruptable power supplies (RUPS) for the distributed generation, industrial, telecommunication, cloud data center and power quality markets). Mr. O’Rourke, who is still actively involved in CM, joined Powerdyne as a consultant in 2013 and was elected its CEO and a Director in 2014. Due to Mr. O’Rourke’s knowledge of our industry and his manufacturing experience we selected him to serve as a director.

Dale P. Euga

Dale P. Euga serves as President and a Director. From 1967 to 1971, Mr. Euga served in the United States Army completing his service as commander of a Special Forces A-Team. Mr. Euga graduated in 1976 from The Boston Architectural College with a degree in Architecture. From 1976 through 1988, Mr. Euga taught a design studio at the Boston Architectural College. He became a Registered Architect in 1980 and was further NCARB Certified in 1985 while owning and managing an architectural firm in Boston. In 1988 Mr. Euga formed ComVest International Inc., which was responsible for the Organization and Financial Management for International Projects such as the overview of the construction of Mersa-Matruh Power and Desalination plant for the Government of Egypt. In 1996 in concert with ComVest International Inc. Mr. Euga founded and managed Suburban Mortgage Company which was acquired by Directors Mortgage Company (CA) in 2002. From 2002 until the formation of Powerdyne, Inc., a Nevada company, Mr. Euga was focused on independently developing the underlying product concepts related to the PDIGenset. Since the inception of Powerdyne, Inc., a Nevada company, Mr. Euga has focused on specializing on our primary design and technological development of the engine and testing of fuel systems in support of the application to power generation. He has also been involved with the company organization, client development, development of key staff, and continuing research and development of engine and electrical components. Due to Mr. Euga’s knowledge of our products and his industry experience we selected him to serve as a director.

Arthur M. Read, II, Esq.

Arthur M. Read, II, Esq., serves as Executive Vice-President, General Counsel and as a Director of the Company. Mr. Read received his Bachelor of Arts degree from Bethany College in 1968, and his Masters of Arts from the University of Rhode Island in 1971 and his Juris Doctor from Boston University School of Law in 1972. From 1972-2001, Mr. Read started as an Associate, then stockholder and Vice-President of Gorham & Gorham, Inc. an established Rhode Island law firm, with whom he was engaged in the general practice of law with an emphasis on litigation, commercial and business matters, family law and divorce litigation, municipal law negligence, estate planning and administration and had an extensive appellate practice. In 1974, Mr. Read was appointed a Special Assistant Attorney General by the state Attorney General. In 2001, Mr. Read formed his own law practice. Admitted to practice before the Rhode Island Supreme Court; United States District Court, District of Rhode Island; United States Supreme Court; United States Tax Court; and United States Court of Appeals, Martindale-Hubble (the nationally renowned attorney rating service, ) has awarded Mr. Read both the highest Peer Review rating: “AV® Preeminent™” and the highest Client Review rating: “Preeminent”. Mr. Read is a member of the Rhode Island Bar Association, the Rhode Island and American Associations for Justice. Mr. Read’s extensive legal, commercial and business experiences qualify him to serve as a director.

Robert C. Hemsen

Robert C. Hemsen, serves as a director and the Vice-Chairman of the Board of Directors. Mr. Hemsen graduated from Adelphi University with a BBA and MBA.  He entered the USAF and was trained in ground support electronics. After his Honorable Discharge from the US Air Force, Mr. Hemsen worked in various positions of increasing responsibility, including 15 years in executive positions, in the merged or acquired business units of Honeywell International. These would include assignments in FRAM/Autolite, Bendix Corporation, Allied and AlliedSignal Corporations. Hemsen joined IBM in 1994 after nearly 25 years with Honeywell International. His industrial experience involved business units in Aerospace & Defense, Automotive OEM & Aftermarket Products, Chemicals & Specialty Materials and Information Technology & Services. He retired from IBM as Director of Human of Resources, Corporate Development, Mergers and Acquisitions. Due to Mr. Hemsen’s commercial and business experience we selected him to serve as a director

John M. Faulhaber

John M. Faulhaber serves as a Director and Chairman of the Board of Directors. A graduate of The Choate School (now Choate Rosemary Hall) and Middlebury College, Mr. Faulhaber served in and was honorably discharged from the United States Army as a Captain. He thereafter worked as a broker in New York City for an international stock brokerage firm for twelve years before becoming a Trust Officer and Vice President at the Private Bank of Rhode Island Hospital Trust National Bank, where he served until his retirement.  He was subsequently elected the Grand Secretary of the Grand Lodge of Freemasons for the State of Rhode Island for thirteen years until his subsequent, semi-final, retirement. Mr. Faulhaber has been a lecturer at Providence College in Military Science, has devoted a substantial amount of his volunteer time as a Boy Scout leader and is active in his church where he also took on leadership roles. Mr. Faulhaber’s extensive experience with investments, money management and corporate governance qualify him to serve the corporation as a Director in a leadership role.

Linda H. Madison

Linda H. Madison serves as Secretary, Principal Financial Officer and Principal Accounting Officer of the Company. Ms. Madison has 40 years of operational and managerial experience. For the period of eighteen years prior to joining the Company, she has served in the capacity of Administrative and Legal Assistant responsible for human resources, information technology, office coordination, creating various publications and maintaining and designing complex data bases. She previously worked as the Executive Secretary and Treasurer for a large investment advisory firm in Rhode Island.

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. Our board of directors has reviewed the materiality of any relationship that each of the directors has with us, either directly or indirectly. Based on this review, the board has determined that there are no independent directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These filings are publicly available on the SEC’s website at www.sec.gov. Based solely on our review of the copies of such forms received by us and our review of the SEC’s website, we believe that during fiscal year ended December 31, 2014, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with other than an inadvertent late filing for Messrs. Hemsen and Faulhaber of their initial Form 3.

Code of Ethics

The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has no operations or business and does not have any revenues. The Company intends to entertain adopting a Code of Ethics to provide a manner of conduct at it next Board meeting.

Legal Proceedings

We are involved in a legal settlement with a former employee. We are seeking reimbursement of expenses paid in the amount of $5,000. The former employee is seeking further additional expenses incurred in the amount of $6,500. It is the opinion of our legal counsel that the legal action is without merit and no accrual has been recorded for this claim.

We were the named defendant in a civil suit in the District Court for the State of Rhode Island alleging that we owe the defendant $6,875 and is seeking $6,875 plus attorney’s fees. The claim was settled for the amount of $3,864 which was paid on September 4, 2014.

Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

		Annual	Annual	Stock			All	Annual
		Payments	Payments	And		Compensation	Other	Compensation
Name/Position	Year	Salary	Made	Options		Plans	Compensation	Total

James F. O’Rourke	2014	$0	$0	0		0	0	0
Chief Executive Officer	2013	$0	$0	0		0	0	0

Dale P. Euga	2014	$5,131.79	$0	$97,703.35	(1)	0	0	$102,835.14
President	2013	$0	$0	0		0	0	0

Arthur M. Read II, Esq.	2014	$0	$0	0		0	0	0
Vice President	2013	$0	$0	0		0	0	0

Linda H. Madison	2014	$18,004.86	$0	0		0	0	$18,004.86
Principal Financial Officer and Principal Accounting Officer	2013	$6,470.15	$0	0		0	0	$6,470.15

(1)	Includes shares of stock issued to Mr. Euga pursuant to the anti-dilutionprovisions in his employment agreement that provides for him to maintain his ownership of 51% of outstanding shares of common stock. The value of annual tru-up shares are the closing price on November 1.

Other than with respect to Mr. Euga, no executive officer has received total compensation in excess of $100,000 in our fiscal years ended as of December 31, 2013 and December 31, 2014, respectively (see discussion immediately below regarding shares of stock granted to officers, and classification of shares granted to Mr. Euga as non-compensatory). Upon successful completion future funding, however, certain management personnel are entitled to receive the compensation as is discussed below in “Anticipated Officer and Director Remuneration”.

Each of the officers has received certain shares of our common stock. With respect to Mr. Euga, all shares shown above are shares issued to him pursuant to the anti-dilution provisions in his employment agreement that provideds for him to maintain his ownership of 51% of our outstanding shares of common stock. The initial shares issues to him were issued in respect of his role as a founder and initial proponent of our company. Accordingly, other than as set forth in the table above we have not recorded any compensation expense in respect of any shares held by Mr. Euga nor do such shares issued to Mr. Euga represent compensation that was paid to Mr. Euga.

Other than with respect to Mr. Euga and Ms. Madison, there are no current plans to pay or distribute cash or non-cash bonus compensation to our officers, until such time as we are profitable or experiences positive cash flow. However, the Board of Directors may allocate salaries and benefits to the officers in its sole discretion. No officer is subject to a compensation plan or arrangement that results from his or her resignation, retirement, or any other termination of employment with us or from a change in control of our company or a change in his or her responsibilities following a change in control. The members of the board of directors may receive, if the board of directors so decides, a fixed fee and reimbursement of expenses, for attendance at each regular or special meeting of the board of directors, although no such program has been adopted to date. We currently have no retirement, pension, or profit-sharing plan covering its officers and directors; however, we plan to implement certain such benefits after sufficient funds are realized or raised by us (see “Anticipated Officer and Director Remuneration” below.)

Employment Agreements

We have entered into employment agreements with each of our officers. Ms. Madison is currently eligible to be paid a salary in order to ensure her availability to us.

Effective January 2011, we entered into an employment agreement with Ms. Madison (with a start date of March 2011) that provides three (3) weeks paid vacation per year starting at the 50th week of employment (with an additional week added every successive year thereafter, up to eight (8) weeks maximum). Such agreement provides Ms. Madison with a base salary of seventy-five thousand dollars ($75,000.00) per year and eligibility for a cash bonus at our discretion (based upon individual performance and our financial success. Pursuant to such agreement we also agreed to compensate Ms. Madison for hours worked for us without pay from November 1, 2010 at the rate of thirty-five dollars ($35.00) per hour. However, because we were and currently are unable to make such payments, the wages earned have not be paid but instead have been accrued by us until cash flow and profitability allow payment to be made. Ms. Madison was also issued 1,000,000 shares of our common stock at par value of $0.0001 per share. The employment agreement states that if we establish profit sharing, 401(k) or other retirement account plans for employees, or medical or life insurance as a benefit of employment, these benefits will also become available to Ms. Madison at such time. If Ms. Madison is required to relocate, we agreed to pay or reimburse the reasonable costs of relocation. We also agreed to provide Ms. Madison with a suitable motor vehicle and a gasoline card with which to pay for gasoline and maintenance. The vehicle may be used for private use, and Ms. Madison has the right to purchase the vehicle from us subject to certain terms and conditions.

The employment agreement of Ms. Madison described above was modified in June 2011 to state that accruals and payments of salary would end effective April 1, 2011. Further, accrual and payment of salary would only occur when we determine that we have appropriate positive cash flow and/or profitability to perform the same. In addition, accrual and payment for expenses and time incurred during the fiscal year ended December 31, 2010 ceased as well, until such time when we experience positive cash flow and/or profitability.

Anticipated Officer and Director Remuneration

During the year ended December 31, 2014, we did not pay any compensation to our directors. We intend to pay annual salaries to all our officers and to pay an annual stipend to our directors when and if sufficient funds are realized. At such time, we anticipate offering cash and non-cash compensation to officers and directors.

Although not presently offered, we anticipate that our officers and directors will be provided with a group health, vision and dental insurance program at subsidizes rates, or at our sole expense , as may be determined on a case-by-case basis by us in ours sole discretion. In addition, we plan to offer 401(k) matching funds as a retirement benefit, paid vacation days and paid holidays.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of the date of this report regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock.

		Number of Shares of	Percent
Name	Position	Common Stock	of Class (1)

James F. O’Rourke	Chief Executive Officer	825,000	*
Dale P. Euga	President and Director	141,024,408	38%
Arthur M. Read, II, Esq.	Executive Vice President, General Counsel and Director	12,000,000	*
John M. Faulhaber	Chairman of the Board	500,000	*
Robert C. Hemsen	Vice Chairman of the Board	5,100,000	*
Linda H. Madison	Secretary	1,000,000	*

Total owned by officers and directors		160,449,408	43%

* Less than 1%

(1) Based upon 369,135,575 shares outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2014 the total amount of related party loan proceeds was $44,000 and the total principal repaid on related party loans was $453. The total interest accrued on related party loans at December 31, 2014 and December 31, 2013 was $11,124 and $5,056, respectively.

From time to time, the Company advances amounts to stockholders, as well as receives payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. The balance of advances to stockholder as of December 31, 2014 and December 31, 2013 was $11,321 and $11,321, respectively. Amounts accrued, but not yet paid as due to related party at December 31, 2014 and December 31, 2013 was $33,425 and $14,250, respectively.

The Company obtained short-term cash flow from a related party in the form of three demand Notes Payable in the aggregate amount of $10,000 which have been outstanding since the year ended December 31, 2012. The 3 notes were amended and extended during 2014, changing the maturity date to one year later than on the original due date. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			12/31/14	12/31/13
Promissory note 1	$6,000	7%	$975	$556	9/4/2015
Promissory note 2	$2,000	7%	$314	$175	10/1/2015
Promissory note 3	$2,000	7%	$290	$151	12/3/2015
Total	$10,000		$1,579	$882

The Company obtained short-term cash flow from a related party in the form of nine demand Notes Payable in the aggregate amount of $70,500 during the period from 2012 through December 31, 2014. The Company repaid the principal amount of $228 during the quarter ended September 30, 2014, and $225 during the quarter ended December 31, 2014. Notes 1 through 6 were amended and extended during 2014, changing the maturity date to one year later than what was on original notes. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			12/31/14	12/31/13
Promissory note 1	$5,000	7%	$821	$472	7/25/2015
Promissory note 2	$11,000	7%	$1,686	$918	10/22/2015
Promissory note 3	$15,000	7%	$2,203	$1,156	11/24/2015
Promissory note 4	$102	7%	$16	$8	10/22/2015
Promissory note 5	$879	7%	$129	$68	11/24/2015
Promissory note 6	$972	7%	$160	$92	7/25/2015
Promissory note 7	$24,547	7%	$1,148	$-	5/4/2016
Promissory note 8	$7,000	7%	$28	$-	12/11/2016
Promissory note 9	$6,000	7%	$12	$-	12/22/2016
Total	$70,500		$6,203	$2,714

The Company obtained short-term cash flow from a related party in the form of four demand Notes Payable in the aggregate amount of $6,504 during the period from 2012 through March 31, 2013. Notes 1 and 2 were amended and extended during 2014, changing the maturity date to one year later than the original maturity date. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			12/31/14	12/31/13
Promissory note 1	$234	7%	$34	$17	12/5/2015
Promissory note 2	$170	7%	$25	$13	11/18/2015
Promissory note 3	$4,100	7%	$546	$259	2/5/2015
Promissory note 4	$2,000	7%	$265	$126	2/7/2015
Total	$6,504		$870	$415

The Company obtained short-term cash flow from a related party in the form of two demand Notes Payable in the aggregate amount of $18,000 during the year of 2013. Note 1 was amended and extended during 2014, changing the maturity date to one year later than the original maturity date. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			12/31/14	12/31/13
Promissory note 1	$10,000	7%	1,300	602	2/21/2015
Promissory note 2	$8,000	7%	1,002	443	3/18/2015
Total	$18,000		2,302	$1,045

The Company obtained short-term cash flow from a related party in the form of one demand Note Payable in the aggregate amount of $6,000 during the year of 2014. The Note bears an interest rate of 7% per annum and is unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			12/31/14	12/31/13
Promissory note 1	$6,000	7%	170	-	8/6/2016
Total	$6,000		170	$-

During the year ended December 31, 2014 the total amount of related party loan proceeds was $44,000 and the total principal repaid on related party loans was $453. The total interest accrued on related party loans at December 31, 2014 and December 31, 2013 was $11,124 and $5,056, respectively.

From time to time, the Company advances amounts to stockholders, as well as receives payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. The balance of advances to stockholder as of December 31, 2014 and December 31, 2013 was $11,321 and $11,321, respectively. Amounts accrued, but not yet paid as due to related party at December 31, 2014 and December 31, 2013 was $33,425 and $14,250, respectively.

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

December 31, 2013	December 31, 2014

$15,800	$18,350

Tax Fees

The Company incurred $0 for tax related services.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended December 31, 2014 and 2013.

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on preapproval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2.1	Agreement and Plan of Merger (Incorporated by reference to Exhibit 2.1 of Form S-1 (File No.: 333-172509) filed with the SEC on February 28, 2011)
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form S-1 (File No.: 333-172509) filed with the SEC on February 28, 2011)
3.2	Amended By-laws dated June 24, 2011(1)
3.3	Certificate of Merger (Incorporated by reference to Exhibit 3.3 of Form S-1 (File No.: 333-172509) filed with the SEC on February 28, 2011)
3.4	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3.4 of Form S-1 (File No.: 333-172509) filed with the SEC on February 28, 2011)
3.5	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3.5 of Form S-1 (File No.: 333-172509) filed with the SEC on February 28, 2011)
3.6	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 10.1 of Form 8-K (File No.: 000-53259) filed with the SEC on December 13, 2013)
4.1	Stock Option Plan (Incorporated by referenced to Exhibit B to DEF Schedule 14-C (File No. 000-53259) filed with the SEC on January 22, 2015)
10.1	Agreement with Merchant Banking Advisors (Incorporated by reference to Exhibit 10.1 of Form S-1 (File No.: 333-172509) filed with the SEC on June 15, 2011)
10.2	Form of subscription agreement for private placement (Incorporated by reference to Exhibit 10.1 of Form S-1 (File No.: 333-172509) filed with the SEC on June 15, 2011)
10.3	Employment agreement and amendment of Linda Madison (Incorporated by reference to Exhibit 10.1 of Form S-1 (File No.: 333-172509) filed with the SEC on June 15, 2011)+
10.4	Employment agreement and amendment of Dale Euga (Incorporated by reference to Exhibit 10.1 of Form S-1 (File No.: 333-172509) filed with the SEC on May 29, 2012)+
10.5	Agreement with Tiber Creek Corporation (Incorporated by reference to Exhibit 10.1 of Form S-1 (File No.: 333-172509) filed with the SEC on December 9, 2011)
10.6	Lease agreement (Incorporated by reference to Exhibit 10.1 of Form S-1 (File No.: 333-172509) filed with the SEC on December 9, 2011)
10.7	Farmacia Birsas Del Mar Equipment Leasing Agreement(1)**
10.8	Investment Agreement (Incorporated by reference to Exhibit 10.1 of Form 8-K (File No.: 000-53259) filed with the SEC on December 13, 2013)
10.9	Registration Rights Agreement (Incorporated by reference to Exhibit 10.1 of Form 8-K (File No.: 000-53259) filed with the SEC on December 13, 2013)
31.1	Certification of James F. O’Rourke, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)(1)
31.2	Certification of Linda H. Madison, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)
32.1	Certification of James F. O’Rourke, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)
32.2	Certification of Linda H. Madison, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) (1)
101	Interactive Data File
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)  Filed Herewith

+    Management Compensatory Plan

** Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERDYNE INTERNATIONAL, INC.

Dated: April 14, 2015	By:	/s/ James F. O’Rourke
Chief Executive Officer

Dated: April 14, 2015	By:	/s/ Linda H. Madison
Principal Financial Officer and Principal Accounting Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ James F. O’Rourke	Chief Executive Officer and Director	April 14, 2015
James F. O’Rourke

President and Director
Dale P. Euga

/s/ Arthur M. Read, II	Executive Vice-President, General Counsel and Director	April 14, 2015
Arthur M. Read, II

/s/ John M. Faulhaber	Director and Chairman of the Board	April 14, 2015
John M. Faulhaber

/s/ Robert C. Hemsen	Director and Vice-Chairman of the Board	April 14, 2015
Robert C. Hemsen

POWERDYNE INTERNATIONAL, INC.

FINANCIAL STATEMENTS

December 31, 2014 and 2013

22

23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Powerdyne International, Inc.

We have audited the accompanying balance sheets of Powerdyne International, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. Powerdyne International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Powerdyne International, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had no revenues and incurred an accumulated deficit of $ 2,650,658 since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP
Newport Beach
April 14, 2015

POWERDYNE INTERNATIONAL, INC.

BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS

Current Assets:
Cash	$2,265	$18,169
Prepaid expenses	-	495
Advances to stockholder	11,321	11,321
Total current assets	13,586	29,985

Property and Equipment
Property and equipment, net	50,000	102,613

Total Assets	$63,586	$132,598

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$72,703	$162,661
Notes payable, net of unamortized debt discounts of $85,260 and $49,031, respectively	66,240	68,469
Due to related parties	33,425	14,250
Notes payable-related parties	111,004	67,457
Tax payable	956	956
Derivative liability	407,735	94,876
Total Liabilities	692,063	408,669

Stockholders' Deficit:
Common stock; $0.0001 par value; 550,000,000 shares authorized, 369,135,575 shares issued and outstanding as of December 31, 2014 and 196,673,027 shares issued and outstanding as of December 31, 2013	36,913	19,667
Additional paid-in capital	1,985,268	1,286,187
Accumulated deficit	(2,650,658)	(1,581,925)
Total Stockholders' Deficit	(628,477)	(276,071)

Total Liabilities and Stockholders' Deficit	$63,586	$132,598

The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2014	For the year ended December 31, 2013
Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-
Operating expenses	374,840	330,340

Loss from operations	(374,840)	(330,340)

Other (Income) Expense
Derivative expense	668,584	33,833
Change in fair value of derivative	(159,406)	18,296
Amortization of debt discount	183,759	18,469
Total Other (Income) Expense	692,937	70,598

Loss before income tax expense	(1,067,777)	(400,938)

Income tax expense	956	956

Net loss	$(1,068,733)	$(401,894)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	246,371,285	194,361,381

The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2013	193,216,667	$19,322	$1,090,778	$(1,180,030)	$(69,930)

Common stock issued for services	2,265,884	226	155,774	-	156,000
Common stock issued in exchange for debt	1,190,476	119	14,881	-	15,000
Settlement of derivative liability through conversion of notes payable	-	-	24,754	-	24,754
Net loss for the year	-	-	-	(401,894)	(401,894)
Balance, December 31, 2013	196,673,027	$19,667	$1,286,187	$(1,581,925)	$(276,071)

Settlement of derivative liability through conversion of notes payable	-	-	411,876	-	411,876
Stock issued for services	46,078,214	4,608	138,096	-	142,703
Common stock issued in exchange for debt	126,384,334	12,638	149,110	-	161,748
Net loss for the period	-	-	-	(1,068,733)	(1,068,733)
Balance, December 31, 2014	369,135,575	$36,913	$1,985,268	$(2,650,658)	$(628,477)

The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2014	For the year ended December 31, 2013

Operating Activities:
Net loss	$(1,068,733)	$(401,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,240	13,504
Loss from impairment and disposal loss	39,373	-
Stock based compensation	142,703	156,000
Derivative and interest expense	668,585	33,833
Change in FV of derivatives	(159,406)	18,296
Amortization of debt discounts	183,759	18,469
Changes in operating assets and liabilities:
Prepaid expenses	495	(495)
Accrued expenses	(84,143)	23,191
Due to related party	19,175	--
Net cash used in operating activities	(244,951)	(139,096)

Financing Activities:
Principal paid on Notes payable related parties	(453)	-
Proceeds from Notes payable	185,500	156,600
Proceeds from Notes payable related parties	44,000	-
Net cash provided by financing activities	229,047	156,600

Net change in cash	(15,904)	17,504
Cash, beginning of period	18,169	665

Cash, end of period	$2,265	$18,169

Non-cash investing and financing activities:
Common stock issued in settlement for debt	$161,748	$15,000
Settlement of derivative liability through conversion of notes payable.	411,876	24,754
Supplemental disclosure if cash flow information
Cash paid for interest	-	-
Cash paid for taxes	$956	$956

The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

On July 25, 2014, Powerdyne International, Inc. filed Form 14C in order to increase the authorized capital stock to 550,000,000 common shares, par value $0.0001 per share.

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

The merger was accounted for as a reverse-merger, and recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”). Powerdyne, Inc. was the acquirer for financial reporting purposes and the Company was the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger are those of Powerdyne, Inc. and have been recorded at the historical cost basis of Powerdyne, Inc., and the financial statements after completion of the merger include the assets and liabilities of the Company and Powerdyne, Inc., historical operations of Powerdyne, Inc. and operations of the Company from the closing date of the merger. Common stock and the corresponding capital amounts of the Company pre-merger were retroactively restated as capital stock shares reflecting the exchange ratio in the merger. In conjunction with the merger, the Company received no cash and assumed no liabilities from Greenmark Acquisition Corporation.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

3. BASIS OF PRESENTATION

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all the notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial statements have been included.

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

Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of December 31, 2014, the Company had an accumulated deficit from inception of $2,650,658.

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

Use of Estimates

In preparing these audited financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

Cash

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had cash in the amount of $2,265 and $18,169 as of December 31, 2014 and December 31, 2013, respectively.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

Property and Equipment

Property and equipment is stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The machinery and equipment, previously classified as “construction in progress” was placed into service on October 1, 2011 and the Company began to depreciate the assets at that time. The equipment is depreciated over 10 years on a straight-line basis. Vehicles are depreciated over 5 years using the straight-line basis. Depreciation expense for the periods ended December 31, 2014 and 2013 was $13,240 and $13,504, respectively.

Derivatives and Hedging

In April 2008, the FASB issued a pronouncement that provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of these requirements can affect the accounting for many convertible instruments with provisions that protect holders from a decline in the stock price. Each reporting period, the Company evaluates whether convertible debt to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt agreements. The Company determined that the conversion feature in the convertible notes issued during the fourth quarter of 2013, and the first, second, third, and fourth quarters of 2014 contained such provisions and recorded such instruments as derivative liabilities. See Note 8, Convertible Debt.

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

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

Our tax provision determined using an estimate of our annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Income taxes payable as of December 31, 2014 and December 31, 2013 were $956 and $956, respectively.

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. As of December 31, 2014 and 2013, there were no outstanding dilutive securities.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

The following table represents the computation of basic and diluted losses per share:

	Year ended December 31, 2014	Year ended December 31, 2013

Loss available for common shareholder	$(1,068,733)	$(401,894)
Basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	246,371,285	194,361,381

Net loss per share is based upon the weighted average shares of common stock outstanding.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 since the quarter ended June 30, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. The Company elected to adopt ASU 2014-15 effective with this financial statement. Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in this Note 5.

5. GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended December 31, 2014. The Company had a working capital deficit of $678,477 and an accumulated deficit of $2,650,658 as of December 31, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations or from the sale of its equity. However, the Company currently has no commitments from any third parties for the purchase of its equity. If the Company is unable to acquire additional working capital, it will be required to significantly reduce its current level of operations.

6. PROPERTY AND EQUIPMENT - NET

Equipment consists of the following as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Motor vehicles	$-	$1,976
Machinery and equipment	131,087	131,087
Less impairment of equipment	(38,484)	-
	92,603	133,063
Less accumulated depreciation	(42,603)	(30,450)

Total Property and Equipment	$50,000	$102,613

Equipment is stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives: vehicles 5 years and machinery and equipment 10 years. Total depreciation expense for the periods ended December 31, 2014 and 2013 was $13,240 and $13,504, respectively.

During the year ended December 31, 2014, the Company determined that machinery and equipment was impaired due to changes in technology resulting in more cost effective production of the products. The residual value of this machinery and equipment is $50,000, therefore $39,373 was recorded as an impairment loss.

7. COMMON STOCK

During the year ended December 31, 2013, 2,265,884 shares were issued to three consultants as compensation for services rendered. The Company valued the stock at $0.068 per share for a total of $150,000. The Company also issued 60,000 shares to one consultant as compensation for services rendered. The Company valued the stock at $0.10, for a total of $6,000. On December 3, 2013 the Company issued 1,190,476 shares in exchange for the retirement of $15,000 of debt held by a venture capital lender.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

Stock issued for services

On March 20, 2014 the Company issued 3,500,000 shares to a consulting company as compensation for services rendered/to be rendered. The Company valued the stock at $0.01, for a total of $35,000.

On November 5, 2014 the Company issued 37,578,214 shares of common stock to stockholder as compensation for services rendered. The Company valued the stock at $.0026 per share for a total of $97,703.

During the year ended December 31, 2014 5,000,000 shares were issued to a consultant as compensation for services rendered. The Company valued the stock at $0.002 per share for a total of $10,000.

As of December 31, 2014 the total number of shares of common stock issued for services was 46,078,214 and the Company valued the total of the stock issued for services to be $142,703.

Common stock issued in exchange for debt

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

On August 11, 2014 the Company issued 12,200,000 shares in exchange for the extinguishment of $12,444 of debt held by a venture capital lender. On September 17, 2014 the Company issued 12,800,000 shares in exchange for the extinguishment of $8,448 of debt held by a venture capital lender.

On November 10, 2014 the Company issued 5,821,244 shares in exchange for the extinguishment of $4,000 of debt and $162 of accrued interest held by a venture capital lender.

On November 17, 2014 the Company issued 1,212,121 shares in exchange for the extinguishment of $1,000 of debt held by a venture capital lender.

On November 24, 2014 the Company issued 8,391,608 shares in exchange for the extinguishment of $6,000 of debt held by a venture capital lender.

On December 1, 2014 the Company issued 9,848,485 shares in exchange for the extinguishment of $6,500 of debt held by a venture capital lender.

On December 4, 2014 the Company issued 7,575,758 shares in exchange for the extinguishment of $5,000 of debt held by a venture capital lender.

On December 11, 2014 the Company issued 7,972,018 shares in exchange for the extinguishment of $4,385 of debt held by a venture capital lender.

On December 17, 2014 the Company issued 15,380,327 shares in exchange for the extinguishment of $7,115 of debt and $1,344 of accrued interest held by a venture capital lender. These conversions extinguished the Company’s note payable with this venture capital lender.

As of December 31, 2014 the total number of shares of common stock issued in exchange for settlement of debt was 126,384,334 and the value of the total stock issued in exchange for settlement of debt was $161,748.

8. CONVERTIBLE DEBT

Asher Enterprises, Inc.

On June 3, 2013 Powerdyne International entered into an agreement for the sale of a Convertible Promissory Note (“Asher Note 1”) in the principal amount $42,500 with an interest rate of 8% per annum pursuant to the terms of a Securities Purchase Agreement between Asher Enterprises, Inc. (“Asher”), a Delaware corporation, and Powerdyne International Inc. The Asher Note 1 closed on June 5, 2013 and matures on March 6, 2014. After 180 days, the Investor/Lender has the option of converting some or all principal and accrued interest into common shares of the Company. The conversion rate is 58% of the average of the lowest three trading day prices of the Company during the ten trading day period prior to the conversion date. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as a liability once the conversion option becomes effective, since there is no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

On December 10, 2013 the Investor/Lender exercised its right to convert $15,000 of the Asher Note 1into into 1,190,476 common shares. The Company has determined that the conversion feature is considered an embedded beneficial conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 506.82%; (iii) risk free rate of 0.13%, (iv) expected term of 3 months, (v) market value share price of $0.022, and (vi) per share conversion price of $0.0126. Based upon this model, the Company determined an initial derivative liability value of $62,131, which it recorded as a derivative liability as of the date of issuance while also recording a $15,000 non-cash amortization expense of debt discount and a $42,500 debt discount on its balance sheet in relation to the derivative liability of this note. This conversion produced an increase in additional paid in capital of $24,754 and a decrease in the derivative liability by the same amount. In addition, the Company recorded a derivative expense of $19,631, and a change in fair value of derivative of $8,004 during the year ended December 31, 2014.

On December 31, 2013, the Company revalued the derivative value of the $42,500 8% Note using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 483.43%; (iii) risk free rate of 0.13%, (iv) expected term of 2 months, (v) market value share price of $0.184, and (vi) per share conversion price of $0.00998. The Company determined the derivative value to be $47,494 as of December 31, 2013, which represents a change in the fair value of the derivative in the amount of $2,113 as compared to the derivative value on December 10, 2013. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $2,113 while also increasing the derivative liability from $45,383 to $47,494 as of December 31, 2013. Also recorded for that period was an amortization of debt discount of $2,750. The derivative liability balance as of December 31, 2013 was $47,494 and the debt discount balance as of December 31, 2013 was $24,750.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

On February 13, 2014, the Investor/Lender exercised its right to convert an additional $12,000 of the Asher Note 1 (the second conversion of this note) into 1,714,286 common shares. The Company has determined that the conversion feature is considered an embedded beneficial conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 455.63%; (iii) risk free rate of 0.12%, (iv) expected term of 6 months, (v) market value share price of $0.0143, and (vi) per share conversion price of $0.007. Based upon this model, the Company determined an initial derivative liability value of $62,131, which it recorded as a derivative liability as of the date of issuance while also recording a $15,000 non-cash amortization expense of debt discount and a $42,500 debt discount on its balance sheet in relation to the derivative liability of this note. This conversion produced an increase in additional paid in capital of $23,112 and a decrease in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $12,000 and a reduction of debt discounts of the same amount. There was also an increase in the change in fair value of the derivative liability of $549 while also producing an increase in the derivative liability by the same amount.

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

On April 10, 2014, the Investor/Lender exercised its right to convert the balance of the Asher Note 1 loan amount of $15,500 plus $1,700 of accrued and unpaid interest of the Note 1 (the third conversion of this note) into 3,659,574 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 352.69%; (iii) risk free rate of 0.09%, (iv) expected term of 6 months, (v) market value share price of $0.0121, and (vi) per share conversion price of $0.0047. This conversion produced an increase in additional paid in capital of $38,666 and a decrease in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $15,500 and a reduction of debt discounts of the same amount. There was also an increase in the change in fair value of the derivative liability of $4,258 while also producing an increase in the derivative liability by the same amount. This note was fully converted into common stock as of April 10, 2014. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $4,258 while also decreasing the derivative liability from $38,666 to $-0- as of December 31, 2014. Also recorded for that period was an amortization of debt discount of $24,750. The derivative liability balance as of December 31, 2014 and 2013 was $-0- and $47,473, respectively. The debt discount balance as of December 31, 2014 and 2013 was $-0- and $24,750, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

On May 12, 2014 the Investor/Lender exercised its right to convert $15,000 of the Asher Note 2 into 5,769,231 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 262.20%; (iii) risk free rate of 0.09%, (iv) expected term of 6 months, (v) market value share price of $0.0040, and (vi) per share conversion price of $0.0026. This conversion produced an increase in additional paid in capital of $16,582 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $36,261 while also producing a decrease in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $15,000 and a reduction of debt discounts of the same amount.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

On May 21, 2014 the Investor/Lender exercised its right to convert the balance of the Asher Note 2 loan amount of $17,500 plus $1,300 of accrued and unpaid interest of the Note 2 into 8,952,381 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 271.35%; (iii) risk free rate of 0.08%, (iv) expected term of 6 months, (v) market value share price of $0.0060, and (vi) per share conversion price of $0.0021. This conversion produced an increase in additional paid in capital of $43,780 and a decrease in the derivative liability by the same amount. There was also an increase in the change in fair value of the derivative liability of $24,434 while also producing an increase in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $17,500 and a reduction of debt discounts of the same amount. This note was fully converted into common stock as of May 21, 2014. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $24,434 while decreasing the derivative liability from $43,780 to $-0- as of December 31, 2014. Also recorded for that period was an amortization of debt discount of $17,500, and total amortization of debt discount for the year was $32,500. The derivative liability balance as of December 31, 2014 and 2013 was $-0- and $-0-, respectively. The debt discount balance as of December 31, 2014 and 2013 was $-0- and $-0-, respectively.

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

On May 27, 2014 the Investor/Lender exercised its right to convert $15,000 of the Asher Note 3 into 7,142,857 common shares. The Company has determined that the conversion feature is considered a beneficial conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 350.42%; (iii) risk free rate of 0.08%, (iv) expected term of 6 months, (v) market value share price of $0.0042, and (vi) per share conversion price of $0.0021. Based upon this model, the Company determined an initial derivative liability value of $46,126, which it recorded as a derivative liability as of the date of issuance while also recording a derivative expense of $13,626 and a $32,500 debt discount on its balance sheet in relation to the derivative liability of this note. This conversion produced an increase in additional paid in capital of $23,658 and a decrease in the derivative liability by the same amount. There was also an increase in the change in fair value of the derivative liability of $5,134 while also producing an increase in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $15,000 and a reduction of debt discounts of the same amount.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

On June 4, 2014 the Investor/Lender exercised its right to convert the balance of the loan amount of $17,500 plus $1,300 of accrued and unpaid interest of the Asher Note 3 into 10,444,444 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 317.81%; (iii) risk free rate of 0.10%, (iv) expected term of 6 months, (v) market value share price of $0.0029, and (vi) per share conversion price of $0.0018. This conversion produced an increase in additional paid in capital of $24,137 and a decrease in the derivative liability by the same amount. There was also an increase in the change in fair value of the derivative liability of $3,465 while also producing an increase in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $17,500 and a reduction of debt discounts of the same amount. This note was fully converted into common stock as of June 4, 2014. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $3,465 while decreasing the derivative liability from $24,137 to $-0- as of December 31, 2014. Also recorded for that period was an amortization of debt discount of $17,500, and total amortization of debt discount for the year was $32,500. The derivative liability balance as of December 31, 2014 and 2013 was $-0- and $-0-, respectively. The debt discount balance as of December 31, 2014 and 2013 was $-0- and $-0-, respectively.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

On December 31, 2013, the Company revalued the derivative value of the $25,000 10% Note using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 483.43%; (iii) risk free rate of 0.13%, (iv) expected term 1 year, (v) market value share price of $0.184, and (vi) per share conversion price of $0.00912. The Company determined the derivative value to be $47,381 as of December 31, 2013, which represents a change in the fair value of the derivative in the amount of $8,179 as compared to the derivative value on December 11, 2013. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $8,179 while also increasing the derivative liability from $39,202 to $47,381 as of December 31, 2013. Also recorded for that period was an amortization of debt discount of $719.

On March 31, 2014, the Company revalued the derivative value of the $25,000 10% Note using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 273.63%; (iii) risk free rate of 0.12%, (iv) expected term of 1 year, (v) market value share price of $0.015, and (vi) per share conversion price of $0.00306. The Company determined the derivative value to be $106,994 as of March 31, 2014, which represents a change in the fair value of the derivative in the amount of $59,614 as compared to the derivative value on December 11, 2013. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $59,614 while also increasing the derivative liability from $47,381 to $106,994 as of March 31, 2014. Also recorded for that period was an amortization of debt discount of $3,082.

On June 11, 2014 the Investor/Lender exercised its right to convert $8,550 of the Note into 7,500,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 305.24%; (iii) risk free rate of 0.10%, (iv) expected term of 1 year, (v) market value share price of $0.0027, and (vi) per share conversion price of $0.00114. This conversion produced an increase in additional paid in capital of $16,718 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $52,245 producing a decrease in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $8,550 and a reduction of debt discounts of the same amount.

On June 30, 2014, the Company revalued the derivative value of the $25,000 10% Note using the weighted-average Black-Scholes option pricing model with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 312.32%; (iii) risk free rate of 0.11%, (iv) expected term of 1 year, (v) market value share price of $0.0022, and (vi) per share conversion price of $0.0012. The Company determined the derivative value to be $28,711 as of June 30, 2014, which represents a change in the fair value of the derivative in the amount of $9,320 as compared to the derivative value on June 11, 2014. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $9,320 while also increasing the derivative liability by the same amount.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

On August 11, 2014 the Investor/Lender exercised its right to convert $12,444 of the Note into 12,200,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 408.20%; (iii) risk free rate of 0.10%, (iv) expected term of 1year, (v) market value share price of $0.0089, and (vi) per share conversion price of $0.00102. This conversion produced an increase in additional paid in capital of $104,008 and a decrease in the derivative liability by the same amount. There was also an increase in the change in fair value of the derivative liability of $159,857 producing an increase in the derivative liability by the same amount.

On September 17, 2014 the Investor/Lender exercised its right to the balance of the loan amount of $4,006 plus $4,442 of accrued and unpaid interest of the Note into 12,800,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 380.81%; (iii) risk free rate of 0.12%, (iv) expected term of 1 year, (v) market value share price of $0.0032, and (vi) per share conversion price of $0.00066. This conversion produced an increase in additional paid in capital of $37,981 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $39,075 producing a decrease in the derivative liability by the same amount.

On September 30, 2014, the Company revalued the derivative value of the $1,669 10% Note using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 403.21%; (iii) risk free rate of 0.13%, (iv) expected term of 1 year, (v) market value share price of $0.007, and (vi) per share conversion price of $0.00144. The Company determined the derivative value to be $7,600 as of September 30, 2014, which represents a change in the fair value of the derivative in the amount of $96 as compared to the derivative value on September 17, 2014. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $96 while also increasing the derivative liability by the same amount.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

On December 31, 2014, the Company revalued the derivative value of the $1,669 10% Note using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 330.81%; (iii) risk free rate of 0.25%, (iv) expected term of 1 year, (v) market value share price of $0.0012, and (vi) per share conversion price of $0.003. The Company determined the derivative value to be $6,339 as of December 31, 2014, which represents a decrease in the fair value of the derivative in the amount of $1,261 as compared to the derivative value on September 30, 2014. Accrued interest at December 31, 2014 and December 31, 2013 was $1,669 and $0, respectively. Accordingly, the Company recorded a non-cash decrease in fair value of the derivative liability of $1,261 while also decreasing the derivative liability from $7,600 to $-0- as of December 31, 2014. The derivative liability balance as of December 31, 2014 and 2013 was $6,339 and $47,381, respectively. The debt discount balance as of December 31, 2014 and 2013 was $-0- and $24,281, respectively.

On August 20, 2014, the note with the Investor/Lender was amended allowing the Company to borrow additional funds from the Investor/Lender in order to obtain short term cash flow in the amount of $40,000 (“JMJ Note 2”), and the Company did borrow said amount of funds on September 4, 2014. The terms of the original note remain the same. As a result of the additional convertible note payable, the Company realized the derivative nature of those instruments. Accordingly, the Company recognized the derivative expense of $401,991, derivative liabilities in the amount of $441,991, and debt discounts in the amount of $40,000 which will be amortized throughout the term of the note.

On September 30, 2014, the Company revalued the derivative value of the $40,000 10% Note using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 392.24%; (iii) risk free rate of 0.13%, (iv) expected term of 1 year, (v) market value share price of $0.007, and (vi) per share conversion price of $0.00144. The Company determined the derivative value to be $225,582 as of September 30, 2014, which represents a decrease in the fair value of the derivative in the amount of $216,409 as compared to the derivative value on August 20, 2014. Accordingly, the Company recorded a non-cash decrease in fair value of the derivative liability of $216,409 while also decreasing the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $2,244 and a reduction of debt discounts of the same amount.

On December 31, 2014, the Company revalued the derivative value of the $40,000 10% Note using the weighted-average Black-Scholes option pricing model with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 388.80%; (iii) risk free rate of 0.12%, (iv) expected term of 1 year, (v) market value share price of $0.0012, and (vi) per share conversion price of $0.0003. The Company determined the derivative value to be $176,689 as of December 31, 2014, which represents a change in the fair value of the derivative in the amount of $48,893 as compared to the derivative value on September 30, 2014. Accordingly, the Company recorded a non-cash decrease in fair value of the derivative liability of $48,893 while also decreasing the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $5,034 and a reduction of debt discounts of the same amount. Accrued interest at December 31, 2014 and December 31, 2013 was $9,778 and $0, respectively. Accordingly, the Company recorded a non-cash decrease in fair value of the derivative liability of $48,893 while also decreasing the derivative liability from $225,582 to $176,689 as of December 31, 2014. Also recorded for that period was an amortization of debt discount of $5,034. The derivative liability balance as of December 31, 2014 and 2013 was $176,689 and $-0-, respectively. The debt discount balance as of December 31, 2014 and 2013 was $32,722 and $-0-, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

LG Capital Funding, LLC

On May 8, 2014, the Company entered into an agreement with an another unrelated party in order to obtain short term cash flow in the form of a $30,000, eight (8) percent convertible Note Payable (“LG Note 1”). The maturity date is one year from the effective date of the Note Payable. The lender has the right to convert at 55% of the lowest trading price of the Company’s common stock during the twenty day period prior to the conversion date after 180 days. This note is secured by Company common stock.

On November 10, 2014 the Investor/Lender exercised its right to convert $4,000 plus $162 of accrued and unpaid interest of the Note 1 into 5,821,244 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 374.08%; (iii) risk free rate of 0.07%, (iv) expected term of 1 year, (v) market value share price of $0.0033, and (vi) per share conversion price of $0.00072. This conversion produced an increase in additional paid in capital of $17,677 and a decrease in the derivative liability by the same amount. There was also an increase in the change in fair value of the derivative liability of $32,237 producing an increase in the derivative liability by the same amount.

On December 31, 2014, the Company revalued the derivative value of the $26,000 8% Note using the weighted-average Black-Scholes option pricing model with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 374.08%; (iii) risk free rate of 0.04%, (iv) expected term of 1 year, (v) market value share price of $0.0012, and (vi) per share conversion price of $0.00039. The Company determined the derivative value to be $69,604 as of December 31, 2014, which represents a decrease in the fair value of the derivative in the amount of $40,131 as compared to the derivative value on November 10, 2014. Accordingly, the Company recorded a non-cash decrease in fair value of the derivative liability of $40,131 while also decreasing the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $9,243 and a reduction of debt discounts of the same amount. Accrued interest at December 31, 2014 and December 31, 2013 was $2,203 and $0, respectively. Accordingly, the Company recorded a non-cash decrease in fair value of the derivative liability of $40,131 while also decreasing the derivative liability from $95,175 to $69,606 as of December 31, 2014 .Also recorded for that period was an amortization of debt discount of $9,243. The derivative liability balance as of December 31, 2014 and 2013 was $69,606 and $-0-, respectively. The debt discount balance as of December 31, 2014 and 2013 was $20,757 and $-0-, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

On September 4, 2014, the Company entered into an agreement with the Investor/Lender (“LG Note 2”) in order to obtain short term cash flow in the form of a $26,500, eight (8) percent convertible Note Payable. The maturity date is one year from the effective date of the Note Payable. The lender has the right to convert at 55% of the lowest trading price of the Company’s common stock during the twenty day period prior to the conversion date after 180 days. As of December 31, 2014 this note has not yet met its 180 days criteria. This note is secured by Company common stock.

Adar Bays, LLC

On May 9, 2014, the Company entered into an agreement with an another unrelated party in order to obtain short term cash flow in the form of a $30,000, eight (8) percent convertible Note Payable. The maturity date is one year from the effective date of the Note Payable. The lender has the right to convert at 55% of the lowest closing bid price of the Company’s common stock during the twenty day period prior to the conversion date after 180 days. This note is secured by Company common stock.

On November 17, 2014 the Investor/Lender exercised its right to convert $1,000 of the Note into 1,212,121 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 369.49%; (iii) risk free rate of 0.07%, (iv) expected term of 6 months, (v) market value share price of $0.002, and (vi) per share conversion price of $0.00083. This conversion produced an increase in additional paid in capital of $2,119 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $37,163 producing a decrease in the derivative liability by the same amount.

On November 24, 2014 the Investor/Lender exercised its right to convert $6,000 of the Note into 8,391,608 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 374.87%; (iii) risk free rate of 0.08%, (iv) expected term of 6 months, (v) market value share price of $0.0019, and (vi) per share conversion price of $0.00072. This conversion produced an increase in additional paid in capital of $14,016 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $6,586 producing an increase in the derivative liability by the same amount.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

On December 1, 2014 the Investor/Lender exercised its right to convert $6,500 of the Note into 9,848,485 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 383.37%; (iii) risk free rate of 0.08%, (iv) expected term of 6 months, (v) market value share price of $0.0015, and (vi) per share conversion price of $0.00066. This conversion produced an increase in additional paid in capital of $12,819 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $8,857 producing a decrease in the derivative liability by the same amount.

On December 4, 2014 the Investor/Lender exercised its right to convert $5,000 of the Note into 7,575,758 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 385.74%; (iii) risk free rate of 0.08%, (iv) expected term of 6 months, (v) market value share price of $0.0015, and (vi) per share conversion price of $0.00066. This conversion produced an increase in additional paid in capital of $9,850 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $39 producing a decrease in the derivative liability by the same amount.

On December 11, 2014 the Investor/Lender exercised its right to convert $4,385 of the Note into 7,972,018 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 390.58%; (iii) risk free rate of 0.09%, (iv) expected term of 6 months, (v) market value share price of $0.0014, and (vi) per share conversion price of $0.00055. This conversion produced an increase in additional paid in capital of $9,738 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $3,223 producing an increase in the derivative liability by the same amount.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

On December 17, 2014 the Investor/Lender exercised its right to the balance of the loan amount of $7,115 plus $1,344 of accrued interest of the Note into 15,380,327 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 376.95%; (iii) risk free rate of 0.11%, (iv) expected term of 6 months, (v) market value share price of $0.0013, and (vi) per share conversion price of $0.00055. This conversion produced an increase in additional paid in capital of $17,015 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $1,772 producing a decrease in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $30,000 and a reduction of debt discounts of the same amount. This note was fully converted into common stock as of December 17, 2014. Accordingly, the Company recorded a non-cash decrease in fair value of the derivative liability of $1,772 while also decreasing the derivative liability from $17015 to $-0- as of December 31, 2014. Also recorded for that period was an amortization of debt discount of $30,000. The derivative liability balance as of December 31, 2014 and 2013 was $-0- and $-0-, respectively. The debt discount balance as of December 31, 2014 and 2013 was $-0- and $-0-, respectively.

Tonaquint, Inc.

On September 19, 2014, the Company entered into an agreement with an another unrelated party in order to obtain short term cash flow in the form of a $59,000, ten (10) percent convertible Note Payable. Interest accrues at zero (0) percent for the first three months and if the borrower does not repay a payment of consideration on or before 90 days from its Effective Date, a one time interest charge of 12% shall be applied to the principal sum. The maturity date is one year from the effective date of the Note Payable. The lender has the right to convert at 60% of the lowest closing bid price of the Company’s common stock during the twenty-five day period prior to the conversion date or $0.002, whichever is less. In such case, the lender shall have the right to convert at 55% of the lowest closing bid price of the Company’s common stock applicable to all future conversions. As a result of the convertible note payable, the Company realized the derivative nature of those instruments. Accordingly, the Company recognized following charge to operations: derivative expense of $81,713. Furthermore, the Company recognized derivative liabilities in the amount of $131,713 and debt discounts in the amount of $50,000 which is amortized throughout the term of the note.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

On September 30, 2014, the Company revalued the derivative value of the $59,000 10% Note using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 350.09%; (iii) risk free rate of 0.13%, (iv) expected term of 1 year, (v) market value share price of $0.007, and (vi) per share conversion price of $0.00162. The Company determined the derivative value to be $245,715 as of September 30, 2014, which represents a change in the fair value of the derivative in the amount of $114,002 as compared to the derivative value on September 19, 2014. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $114,002 while also increasing the derivative liability from $131,713 to $245,715 as of September 30, 2014.In addition, the Company recorded an amortization of debt discount of $5,616 and a reduction of debt discounts of the same amount.

On December 31, 2014, the Company revalued the derivative value of the $59,000 10% Note using the weighted-average Black-Scholes option pricing model with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 347.59%; (iii) risk free rate of 0.25%, (iv) expected term of 1 year, (v) market value share price of $0.0012, and (vi) per share conversion price of $0.00042. The Company determined the derivative value to be $155,103 as of December 31, 2014, which represents a change in the fair value of the derivative in the amount of $90,612 as compared to the derivative value on September 30, 2014. Accordingly, the Company recorded a non-cash decrease in fair value of the derivative liability of $90,612 while also decreasing the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $12,603 and a reduction of debt discounts of the same amount. Accrued interest at December 31, 2014 and December 31, 2013 was $7,352 and $0, respectively. Accordingly, the Company recorded a non-cash decrease in fair value of the derivative liability of $90,612 while also increasing the derivative liability from $245,715 to $155,103 as of December 31, 2014. Also recorded for that period was an amortization of debt discount of $12,603. The derivative liability balance as of December 31, 2014 and 2013 was $155,103 and $-0-, respectively. The debt discount balance as of December 31, 2014 and 2013 was $31,781 and $-0-, respectively.

The total derivative liability balance at December 31, 2014 and 2013 was $407,735 and $94,876, respectively. The total note payable balance at December 31, 2014 and 2013 was $151,500 and $117,500, respectively and the unamortized debt discounts balance at December 31, 2014 and 2013 was $85,260 and $49,031, respectively. During the year ended December 31, 2014 the total amount of proceeds from notes payable was $185,500 and the total amount of notes payable converted to common stock in exchange for settlement of debt was $155,942, and also $5,806 of accrued interest was converted to common stock in exchange for settlement of debt. In addition, the derivative expense at December 31, 2014 and 2013 was $668,584 and $33,833, respectively, and the change in fair value of derivatives at December 31, 2014 and 2013 was income of $159,406 and expense of $18,296, respectively. The total amortization of the debt discount at December 31, 2014 and 2013 was $183,759 and $18,469, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

9. RELATED PARTY – PROMISSORY NOTE

During the year ended December 31, 2014 the total amount of related party loan proceeds was $44,000 and the total principal repaid on related party loans was $453. The total interest accrued on related party loans at December 31, 2014 and December 31, 2013 was $11,124 and $5,056, respectively.

From time to time, the Company advances amounts to stockholders, as well as receives payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. The balance of advances to stockholder as of December 31, 2014 and December 31, 2013 was $11,321 and $11,321, respectively. Amounts accrued, but not yet paid as due to related party at December 31, 2014 and December 31, 2013 was $33,425 and $14,250, respectively.

The Company obtained short-term cash flow from a related party in the form of three demand Notes Payable in the aggregate amount of $10,000 which have been outstanding since the year ended December 31, 2012. The 3 notes were amended and extended during 2014, changing the maturity date to one year later than on the original due date. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			12/31/14	12/31/13
Promissory note 1	$6,000	7%	$975	$556	9/4/2015
Promissory note 2	$2,000	7%	$314	$175	10/1/2015
Promissory note 3	$2,000	7%	$290	$151	12/3/2015
Total	$10,000		$1,579	$882

The Company obtained short-term cash flow from a related party in the form of nine demand Notes Payable in the aggregate amount of $70,500 during the period from 2012 through December 31, 2014. The Company repaid the principal amount of $228 during the quarter ended September 30, 2014, and $225 during the quarter ended December 31, 2014. Notes 1 through 6 were amended and extended during 2014, changing the maturity date to one year later than what was on original notes. The Notes bear an interest rate of 7% per annum and are unsecured.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note	Principal	Rate	Accrued interest		Maturity
			12/31/14	12/31/13
Promissory note 1	$5,000	7%	$821	$472	7/25/2015
Promissory note 2	$11,000	7%	$1,686	$918	10/22/2015
Promissory note 3	$15,000	7%	$2,203	$1,156	11/24/2015
Promissory note 4	$102	7%	$16	$8	10/22/2015
Promissory note 5	$879	7%	$129	$68	11/24/2015
Promissory note 6	$972	7%	$160	$92	7/25/2015
Promissory note 7	$24,547	7%	$1,148	$-	5/4/2016
Promissory note 8	$7,000	7%	$28	$-	12/11/2016
Promissory note 9	$6,000	7%	$12	$-	12/22/2016
Total	$70,500		$6,203	$2,714

The Company obtained short-term cash flow from a related party in the form of four demand Notes Payable in the aggregate amount of $6,504 during the period from 2012 through March 31, 2013. Notes 1 and 2 were amended and extended during 2014, changing the maturity date to one year later than the original maturity date. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			12/31/14	12/31/13
Promissory note 1	$234	7%	$34	$17	12/5/2015
Promissory note 2	$170	7%	$25	$13	11/18/2015
Promissory note 3	$4,100	7%	$546	$259	2/5/2015
Promissory note 4	$2,000	7%	$265	$126	2/7/2015
Total	$6,504		$870	$415

The Company obtained short-term cash flow from a related party in the form of two demand Notes Payable in the aggregate amount of $18,000 during the year of 2013. Note 1 was amended and extended during 2014, changing the maturity date to one year later than the original maturity date. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			12/31/14	12/31/13
Promissory note 1	$10,000	7%	1,300	602	2/21/2015
Promissory note 2	$8,000	7%	1,002	443	3/18/2015
Total	$18,000		2,302	$1,045

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

The Company obtained short-term cash flow from a related party in the form of one demand Note Payable in the aggregate amount of $6,000 during the year of 2014. The Note bears an interest rate of 7% per annum and is unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			12/31/14	12/31/13
Promissory note 1	$6,000	7%	170	-	8/6/2016
Total	$6,000		170	$-

During the year ended December 31, 2014 the total amount of related party loan proceeds was $44,000 and the total principal repaid on related party loans was $453. The total interest accrued on related party loans at December 31, 2014 and December 31, 2013 was $11,124 and $5,056, respectively.

From time to time, the Company advances amounts to stockholders, as well as receives payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. The balance of advances to stockholder as of December 31, 2014 and December 31, 2013 was $11,321 and $11,321, respectively. Amounts accrued, but not yet paid as due to related party at December 31, 2014 and December 31, 2013 was $33,425 and $14,250, respectively.

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

The Company was the named defendant in a civil suit in the District Court for the State of Rhode Island alleging that the Company owes the defendant $6,875 and is seeking $6,875 plus attorney’s fees. The claim was settled for the amount of $3,864 which was paid on September 4, 2014.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2014 and 2013

Financing Agreements

On June 5, 2013, the Company signed a “Term Sheet” with a venture capital group, outlining the equity financing arrangement the companies have agreed on. On August 7, 2013, the Company signed an “Investment Agreement” with that venture capital group which details and supersedes the “Term Sheet” financing arrangement. The “Investment Agreement” calls for the Company to make available to the venture capital group for purchase up to $3,000,000 in a “Registered Direct Offering” of the Company’s common stock at 80% of market price under certain conditions. The Company is required to prepare a stock registration statement that is declared “effective” by the Securities and Exchange Commission. The Company was required to pay for the document preparation fees as well as issue 5% of the offering amount in newly issued common stock representing a commitment fee upon execution of the term sheet. As partial fulfillment of the commitment fee, the Company issued 441,177 shares at $0.068 per share for a total value of $30,000 on June 27, 2013. The Company issued the balance of the commitment shares totaling 1,764,707 shares at $0.068 per share for a total value of $120,000. These shares were issued on July 2, 2013.

11. SUBSEQUENT EVENTS

Management has evaluated subsequent events through April 15, 2015, the date upon which the financial statements were issued. Subsequent events are as follows:

On January 26, 2015, Powerdyne International, Inc. filed Form 8-K in order to increase the authorized capital stock to 2,020,000,000 shares consisting of 2,000,000,000 common shares, par value $0.0001 per share and 20,000,000 shares which may be designated as common or preferred stock, par value $0.0001 per share. On March 11, 2015, Powerdyne International, Inc. filed a Form 8-K announcing it entered into a five-year contract with Farmacia Brisas del Mar, a corporation organized under the laws of Puerto Rico, to lease power generating equipment based upon power consumption. The custom designed system will also provide cogeneration capabilities with the addition of chillers to support the air conditioning demands.

