Form 10-Q
period 2015-03-31
POWERDYNE INTERNATIONAL, INC.
filed 2015-05-15
CIK 1435617

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2015

Common Stock, par value $0.0001	493,184,865 shares

POWERDYNE INTERNATIONAL, INC.

FINANCIAL STATEMENTS

March 31, 2015 and 2014

INDEX TO FINANCIAL STATEMENTS

(Unaudited)

Condensed Balance Sheets	2

Condensed Statements of Operations	3

Condensed Statements of Cash Flows	4

Notes to Condensed Financial Statements	5

POWERDYNE INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets:
Cash	$25,381	$2,265
Advances to stockholder	11,321	11,321
Total current assets	36,702	13,586

Property and Equipment
Property and equipment, net	47,685	50,000

Total Assets	$84,387	$63,586

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$76,817	$72,703
Notes payable, net of unamortized debt discounts of $69,739 and $85,260, respectively	59,704	66,240
Due to related parties	27,225	33,425
Notes payable-related parties	169,805	111,004
Tax payable	--	956
Derivative liability	160,601	407,735
Total Liabilities	494,152	692,063

Stockholders' Deficit:
Common stock; $0.0001 par value; 550,000,000 shares
authorized, 493,184,865 shares issued and outstanding
as of March 31, 2015 and 369,135,575 shares issued and
outstanding as of December 31, 2014	49,318	36,913
Additional paid-in capital	2,153,290	1,985,268
Accumulated deficit	(2,612,373)	(2,650,658)
Total Stockholders' Deficit	(409,765)	(628,477)

Total Liabilities and Stockholders' Deficit	$84,387	$63,586

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2015	March 31, 2014

Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-
Operating expenses	62,993	47,963

Loss from operations	(62,993)	(47,963)

Other (Income) Expense
Derivative expense	25,961	--
Change in fair value of derivative	(168,804)	71,013
Amortization of debt discount	42,021	28,164
Total Other (Income) Expense	(100,822)	99,177

Income (loss) before income tax expense	37,829	(147,140)

Income tax (income) expense	(456)	--

Net income (loss)	$38,285	$(147,140)

Basic and diluted loss per common share	$0.00	$(0.00)
Basic and diluted weighted average common shares outstanding	404,035,080	198,034,932

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2015	March 31, 2014
	(unaudited)	(unaudited)
Operating Activities:
Net income (loss)	$38,285	$(147,140)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,315	3,376
Stock compensation	-	35,000
Derivative and interest expense	25,961	-
Change in Fair Value of derivatives	(168,804)	71,013
Amortization of debt discount	42,021	28,164
Changes in operating assets and liabilities:
Prepaid expenses	-	(31,005)
Accrued expenses	5,193	22,551
Due to related party Due to related party	(6,200)	--
Taxes payable	(956)	--
Net cash used in operating activities	(62,185)	(18,041)

Financing Activities:
Principal paid on Notes payable related parties	(1,199)	-
Proceeds from Notes payable	26,500	-
Proceeds from Notes payable related parties	60,000	-
Net cash provided by financing activities	85,301	-

Net change in cash	23,116	(18,041)
Cash, beginning of period	2,265	18,169

Cash, end of period	$25,381	$128

Non-cash investing and financing activities:
Common stock issued in settlement for debt	$12,405	$12,000
Settlement of derivative liability through conversion of notes payable.	$130,791	$23,112

Supplemental disclosure if cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$500	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015 and 2014

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

March 31, 2015 and 2014

(Unaudited)

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

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of March 31, 2015, the Company had an accumulated deficit from inception of $2,612,373. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The Company’s activities will necessitate significant uses of working capital beyond March 31, 2015. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s continued research and development efforts and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015 and 2014

(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

March 31, 2015 and 2014

(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalent as of March 31, 2015 and December 31, 2014, respectively.

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

Property and Equipment

Property and equipment is stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The equipment is depreciated over 10 years on a straight-line basis. Vehicles are depreciated over 5 years using the straight-line basis. Depreciation expense for the periods ended March 31, 2015 and 2014 was $2,315 and $3,376, respectively.

Derivatives and Hedging

In April 2008, the FASB issued a pronouncement that provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of these requirements can affect the accounting for many convertible instruments with provisions that protect holders from a decline in the stock price. Each reporting period, the Company evaluates whether convertible debt to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt agreements. The Company determined that the conversion features in the convertible notes issued during the fourth quarter of 2013, and the first, second, third, and fourth quarters of 2014, as well as the first quarter of 2015 contained such provisions and recorded such instruments as derivative liabilities. See Note 7, Convertible Debt.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015 and 2014

(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

In accordance with ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their then carrying values may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets as of March 31, 2015. There can be no assurance however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015 and 2014

(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Our tax provision determined using an estimate of our annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Income taxes payable as of March 31, 2015 and December 31, 2014 were $-0- and $956, respectively.

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. As of March 31, 2015 and 2014, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share:

	Three months ended March 31, 2015	Three months ended March 31, 2014
(Income) Loss available for common shareholder	$(38,285)	$(147,140)
Basic and fully diluted loss per share	$0.00	$0.00

Weighted average common shares outstanding - basic and diluted	404,035,080	198,034,932

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015 and 2014

(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

5. PROPERTY AND EQUIPMENT - NET

Equipment consists of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Motor vehicles	$-	$-
Machinery and equipment	131,087	131,087
Less impairment of equipment	(38,484)	(38,484)
	92,603	92,603
Less accumulated depreciation	(44,918)	(42,603)

Total Property and Equipment	$47,685	$50,000

Equipment is stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives: vehicles 5 years and machinery and equipment 10 years. Total depreciation expense for the periods ended March 31, 2015 and 2014 was $2,315 and $3,376, respectively.

As of December 31, 2014, the Company determined that machinery and equipment was impaired due to changes in technology resulting in more cost effective production of the gensets. The residual value of this machinery and equipment is $50,000, therefore $38,484 was recorded as an impairment loss. As of March 31, 2015, there is no additional impairment loss recognized.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015 and 2014

(Unaudited)

6. COMMON STOCK

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

Common stock issued in exchange for debt

On February 13, 2014 the Company issued 1,714,286 shares in exchange for the extinguishment of $12,000 of debt held by a venture capital lender

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

On July 3, 2014 the Company entered into a consulting agreement with an outside consulting firm to handle some of its investor relations/public relations in exchange of 5,000,000 shares of restricted stock. The agreement calls for shares to be issued upon execution of the agreement.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015 and 2014

(Unaudited)

6. COMMON STOCK (CONTINUED)

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

On January 6, 2015 the Company issued 13,675,870 shares in exchange for the extinguishment of $5,000 of debt and $265 of accrued interest held by a venture capital lender. On February 18, 2015 the Company issued 7,727,012 shares in exchange for the extinguishment of $2,800 of debt and $175 of accrued interest held by a venture capital lender. On March 4, 2015 the Company issued 5,535,246 shares in exchange for the extinguishment of $2,000 of debt and $131 of accrued interest held by a venture capital lender. On March 10, 2015 the Company issued 18,427,386 shares in exchange for the extinguishment of $7,600 of debt and $508 of accrued interest held by a venture capital lender. On March 23, 2015 the Company issued 20,907,750 shares in exchange for the extinguishment of $7,800 of debt held by a venture capital lender.

On March 4, 2015 the Company issued 15,900,000 shares in exchange for the extinguishment of $6,678 of debt held by a venture capital lender. On March 25, 2015 the Company issued 15,902,000 shares in exchange for the extinguishment of $6,679 of debt held by a venture capital lender.

On March 20, 2015 the Company issued 25,974,026 shares in exchange for the extinguishment of $10,000 of debt held by a venture capital lender.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015 and 2014

(Unaudited)

7. CONVERTIBLE DEBT

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015 and 2014

(Unaudited)

7. CONVERTIBLE DEBT (CONTINUED)

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

March 31, 2015 and 2014

(Unaudited)

7. CONVERTIBLE DEBT (CONTINUED)

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

On March 31, 2015, the Company revalued the derivative value of the $1,669 10% Note using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 361.17%; (iii) risk free rate of 0.26%, (iv) expected term of 1 year, (v) market value share price of $0.0009, and (vi) per share conversion price of $0.00042. The Company determined the derivative value to be $3,263 as of March 31, 2015, which represents a decrease in the change in fair value of the derivative liability in the amount of $3,076 as compared to the derivative value on December 31, 2014. Accordingly, the Company recorded a non-cash decrease in the change in fair value of the derivative liability of $3,076 while also decreasing the derivative liability by the same amount.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015 and 2014

(Unaudited)

7. CONVERTIBLE DEBT (CONTINUED)

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

On March 4, 2015 the Investor/Lender exercised its right to convert $6,678 of the Note into 15,900,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 312.66%; (iii) risk free rate of 0.01%, (iv) expected term of 1 year, (v) market value share price of $0.0013, and (vi) per share conversion price of $0.00042. This conversion produced an increase in additional paid in capital of $15,472 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $61,360 producing a decrease in the derivative liability by the same amount.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015 and 2014

(Unaudited)

7. CONVERTIBLE DEBT (CONTINUED)

On March 25, 2015 the Investor/Lender exercised its right to convert $6,679 of the Note into 15,902,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 275.87%; (iii) risk free rate of 0.02%, (iv) expected term of 1year, (v) market value share price of $0.0011, and (vi) per share conversion price of $0.00042. This conversion produced an increase in additional paid in capital of $11,608 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $24,950 producing a decrease in the derivative liability by the same amount.

On March 31, 2015, the Company revalued the derivative value of the $26,643 10% Note using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 286.81%; (iii) risk free rate of 0.05%, (iv) expected term of 1 year, (v) market value share price of $0.0009, and (vi) per share conversion price of $0.00042. The Company determined the derivative value to be $46,964 as of March 31, 2015, which represents a decrease in the change in fair value of the derivative in the amount of $16,335 as compared to the derivative value on March 25, 2015. Accordingly, the Company recorded a non-cash decrease in fair value of the derivative liability of $16,335 while also decreasing the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $4,925 and a reduction of debt discounts of the same amount.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015 and 2014

(Unaudited)

7. CONVERTIBLE DEBT (CONTINUED)

On December 31, 2014, the Company revalued the derivative value of the $26,000 8% Note 1 using the weighted-average Black-Scholes option pricing model with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 374.08%; (iii) risk free rate of 0.04%, (iv) expected term of 1 year, (v) market value share price of $0.0012, and (vi) per share conversion price of $0.00039. The Company determined the derivative value to be $69,604 as of December 31, 2014, which represents a decrease in the fair value of the derivative in the amount of $40,131 as compared to the derivative value on November 10, 2014. Accordingly, the Company recorded a non-cash decrease in fair value of the derivative liability of $40,131 while also decreasing the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $9,243 and a reduction of debt discounts of the same amount. Accrued interest at December 31, 2014 and December 31, 2013 was $2,203 and $0, respectively. Accordingly, the Company recorded a non-cash decrease in fair value of the derivative liability of $40,131 while also decreasing the derivative liability from $95,175 to $69,606 as of December 31, 2014 .Also recorded for that period was an amortization of debt discount of $9,243. The derivative liability balance as of December 31, 2014 and 2013 was $69,606 and $-0-, respectively. The debt discount balance as of December 31, 2014 and 2013 was $20,757 and $-0-, respectively.

On January 6, 2015 the Investor/Lender exercised its right to convert $5,000 plus $265 of accrued and unpaid interest of the Note 1 into 13,675,870 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 396.56%; (iii) risk free rate of 0.03%, (iv) expected term of 1 year, (v) market value share price of $0.0008, and (vi) per share conversion price of $0.00039. This conversion produced an increase in additional paid in capital of $9,085 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $24,743 producing a decrease in the derivative liability by the same amount.

On February 18, 2015 the Investor/Lender exercised its right to convert $2,800 plus $175 of accrued and unpaid interest of the Note 1 into 7,727,012 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 309.01%; (iii) risk free rate of 0.02%, (iv) expected term of 1 year, (v) market value share price of $0.0009, and (vi) per share conversion price of $0.00039. This conversion produced an increase in additional paid in capital of $4957 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $789 producing a decrease in the derivative liability by the same amount.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015 and 2014

(Unaudited)

7. CONVERTIBLE DEBT (CONTINUED)

On March 4, 2015 the Investor/Lender exercised its right to convert $2,000 plus $131 of accrued and unpaid interest of the Note 1 into 5,535,246 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 312.66%; (iii) risk free rate of 0.01%, (iv) expected term of 1 year, (v) market value share price of $0.0013, and (vi) per share conversion price of $0.00039. This conversion produced an increase in additional paid in capital of $5,501 and a decrease in the derivative liability by the same amount. There was also an increase in the change in fair value of the derivative liability of $16,946 producing an increase in the derivative liability by the same amount.

On March 10, 2015 the Investor/Lender exercised its right to convert $7,600 plus $508 of accrued and unpaid interest of the Note 1 into 18,427,386 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 286.71%; (iii) risk free rate of 0.02%, (iv) expected term of 1 year, (v) market value share price of $0.0025, and (vi) per share conversion price of $0.00044. This conversion produced an increase in additional paid in capital of $38,530 and a decrease in the derivative liability by the same amount. There was also an increase in the change in fair value of the derivative liability of $35,507 producing an increase in the derivative liability by the same amount.

On March 23, 2015 the Investor/Lender exercised its right to convert $7,800 of the Note 1 into 17,727,273 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 281.34%; (iii) risk free rate of 0.02%, (iv) expected term of 1 year, (v) market value share price of $0.0011, and (vi) per share conversion price of $0.00044. This conversion produced an increase in additional paid in capital of $12,810 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $24,330 producing a decrease in the derivative liability by the same amount.

On March 31, 2015, the Company revalued the derivative value of the $800 8% Note 1 using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 286.81%; (iii) risk free rate of 0.05%, (iv) expected term of 1 year, (v) market value share price of $0.0009, and (vi) per share conversion price of $0.0005. The Company determined the derivative value to be $802 as of March 31, 2015, which represents a change in the fair value of the derivative in the amount of $512 as compared to the derivative value on March 23, 2015. Accordingly, the Company recorded a decrease in the change in fair value of the derivative liability of $512 while also decreasing the derivative liability from $12,810 to $802 as of March 31, 2015. In addition, the Company recorded an amortization of debt discount of $20,757 and a reduction of debt discounts of the same amount.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015 and 2014

(Unaudited)

7. CONVERTIBLE DEBT (CONTINUED)

On September 4, 2014, the Company entered into an agreement with the Investor/Lender (“LG Note 2”) in order to obtain short term cash flow in the form of a $26,500, eight (8) percent convertible Note Payable. The maturity date is one year from the effective date of the Note Payable. The lender has the right to convert at 55% of the lowest trading price of the Company’s common stock during the twenty day period prior to the conversion date after 180 days. As of March 3, the Company realized the derivative nature of those instruments. Accordingly, the Company recognized following charge to operations: derivative expense of $25,961. Furthermore, the Company recognized derivative liabilities in the amount of $52,461 and debt discounts in the amount of $26,500 which is amortized throughout the term of the note.

On March 31, 2015, the Company revalued the derivative value of the $26,500 8% Note using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 286.82%; (iii) risk free rate of 0.03%, (iv) expected term of 1 year, (v) market value share price of $0.0009, and (vi) per share conversion price of $0.0005. The Company determined the derivative value to be $36,098 as of March 31, 2015, which represents a change in the fair value of the derivative in the amount of $16,363 as compared to the derivative value on March 3, 2015. Accordingly, the Company recorded a decrease in the change in fair value of the derivative liability of $16,363 while also decreasing the derivative liability from $52,461 to $36,098 as of March 31, 2015. In addition, the Company recorded an amortization of debt discount of $4,011 and a reduction of debt discounts of the same amount.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015 and 2014

(Unaudited)

7. CONVERTIBLE DEBT (CONTINUED)

On September 30, 2014, the Company revalued the derivative value of the $59,000 10% Note using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 350.09%; (iii) risk free rate of 0.13%, (iv) expected term of 1 year, (v) market value share price of $0.007, and (vi) per share conversion price of $0.00162. The Company determined the derivative value to be $245,715 as of September 30, 2014, which represents a change in the fair value of the derivative in the amount of $114,002 as compared to the derivative value on September 19, 2014. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $114,002 while also increasing the derivative liability from $131,713 to $245,715 as of September 30, 2014. In addition, the Company recorded an amortization of debt discount of $5,616 and a reduction of debt discounts of the same amount.

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

On March 20, 2015 the Investor/Lender exercised its right to convert $10,000 of the Note into 25,974,026 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 361.79%; (iii) risk free rate of 0.11%, (iv) expected term of 1 year, (v) market value share price of $0.0014, and (vi) per share conversion price of $0.00039. This conversion produced an increase in additional paid in capital of $32,828 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $38,582 producing an increase in the derivative liability by the same amount.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015 and 2014

(Unaudited)

7. CONVERTIBLE DEBT (CONTINUED)

On March 31, 2015, the Company revalued the derivative value of the $49,000 10% Note using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 314.24%; (iii) risk free rate of 0.14%, (iv) expected term of 1 year, (v) market value share price of $0.0009, and (vi) per share conversion price of $0.00048. The Company determined the derivative value to be $73,476 as of March 31, 2015, which represents a change in the fair value of the derivative in the amount of $87,381 as compared to the derivative value on March 20, 2015. Accordingly, the Company recorded a non-cash decrease in the change in fair value of the derivative of $87,381 while also decreasing the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $12,329 and a reduction of debt discounts of the same amount.

The total amount of derivative liabilities at March 31, 2015 and December 31, 2014 was $160,601 and $407,735, respectively.

Note:	12/31/2014	Initial	Change in Fair Value of Derivative Liabilities	3/31/2015
JMJ#1	6,339	-	(3,076)	3,263
JMJ#2	176,689	-	(129,727)	46,962
LGcapital 1#	69,604	-	(68,802)	802
LGcapital 2#	-	52,461	(16,363)	36,098
Tonaquint	155,103	-	(81,627)	73,476
Total	407,735	52,461	(299,595)	160,601

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

Promissory Note Eric Foster
Note	Principal	Rate	Accrued interest		Maturity
			3/31/15	12/31/14
Promissory note 1	$6,000	7%	$1,078	$975	9/4/2015
Promissory note 2	$2,000	7%	$348	$314	10/1/2015
Promissory note 3	$2,000	7%	$325	$290	12/3/2015
Total	$10,000		$1,751	$1,579

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015 and 2014

(Unaudited)

8. RELATED PARTY – Promissory Note (CONTINUED)

The Company obtained short-term cash flow from a related party in the form of eleven demand Notes Payable in the aggregate amount of $130,953 during the period from 2012 through March 31, 2015. The Company repaid the principle amount of $453 during the year ended December 31, 2014, and $1,199 during the quarter ended March 31, 2015. Notes 1 through 6 were amended and extended during 2014, changing the maturity date to one year later than what was on original notes. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			3/31/15	12/31/14
Promissory note 1	$5,000	7%	$907	$821	7/25/2015
Promissory note 2	$11,000	7%	$1,876	$1,686	10/22/2015
Promissory note 3	$15,000	7%	$2,463	$2,203	11/24/2015
Promissory note 4	$102	7%	$17	$16	10/22/2015
Promissory note 5	$879	7%	$144	$129	11/24/2015
Promissory note 6	$972	7%	$176	$160	7/25/2015
Promissory note 7	$23,348	7%	$1,560	$1,148	5/4/2016
Promissory note 8	$7,000	7%	$149	$28	12/11/2016
Promissory note 9	$6,000	7%	$115	$12	12/22/2016
Promissory note 10	$25,000	7%	$398	$-	1/8/2017
Promissory note 11	$35,000	7%	$369	$-	2/5/2017
Total	$129,301		$8,174	$6,203

The Company obtained short-term cash flow from a related party in the form of four demand Notes Payable in the aggregate amount of $6,504 during the period from 2012 through March 31, 2013. Notes 1 and 2 were amended and extended during 2014, changing the maturity date to one year later than what was on original notes. The Notes bear an interest rate of 7% per annum and are unsecured. Notes 3 and 4 were amended and extended during 2015, changing the maturity date to one year later than what was on original notes. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			3/31/15	12/31/14
Promissory note 1	$234	7%	$38	$34	12/5/2015
Promissory note 2	$170	7%	$28	$25	11/18/2015
Promissory note 3	$4,100	7%	$616	$546	2/5/2016
Promissory note 4	$2,000	7%	$300	$265	2/7/2016
Total	$6,504		$982	$870

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2015 and 2014

(Unaudited)

8. RELATED PARTY – Promissory Note (CONTINUED)

The Company obtained short-term cash flow from a related party in the form of two demand Notes Payable in the aggregate amount of $18,000 during the year of 2013. Both notes were amended and extended during 2015, changing the maturity date to one year later than what was on original note. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			3/31/15	12/31/14
Promissory note 1	$10,000	7%	$1,473	$1,300	2/21/2016
Promissory note 2	$8,000	7%	$1,140	$1,002	3/18/2013
Total	$18,000		$2,613	$2,302

The Company obtained short-term cash flow from a related party in the form of one demand Note Payable in the aggregate amount of $6,000 during the year of 2014. The Note bears an interest rate of 7% per annum and is unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			3/31/15	12/31/14
Promissory note 1	$6,000	7%	$274	$170	8/6/2016
Total	$6,000		$274	$170

During the three months ended March 31, 2015 the total amount of related party loan proceeds was $60,000 and the total principal repaid on related party loans was $1,199. The total interest accrued on related party loans at March 31, 2015 and December 31, 2014 was $13,794 and $11,124, respectively.

From time to time, the Company advances amounts to stockholders, as well as receives payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. The balance of advances to stockholder as of March 31, 2015 and December 31, 2014 was $11,321 and $11,321, respectively. Amounts accrued, but not yet paid as due to related party at March 31, 2015 and December 31, 2014 was $27,225 and $33,425, respectively.

9. COMMITMENTS AND CONTINGENCIES

Litigation

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a development stage company and have experienced losses since our inception. Our independent auditors have issued a report raising substantial doubt about our ability to continue as a going concern. We have only entered into one agreement for the leasing of our equipment to date and have not yet derived any revenue from such agreement.  Our sources of cash to date have been capital invested by shareholders and venture capital investors/lenders. We had no sales nor received revenues since inception through March 31, 2015.

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

The following discussion and analysis of Powerdyne International, Inc. financial condition and results of operations are based on the unaudited financial statements as of March 31, 2015 and 2014, which were prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

Operations

Our strategy is to pursue selected opportunities in markets where inexpensive and environmentally friendly power sources are needed and/or required.

Plan of Operations

The Company's strategy is to pursue selected opportunities in markets where inexpensive and environmentally friendly power sources are needed and/or required.

Results of Operations - The three months ended March 31, 2015 compared to the three months ended March 31, 2014:

Revenues

Powerdyne International, Inc. did not generate revenues during the three months ended March 31, 2015 and 2014.

Total operating expenses

During the three months ended March 31, 2015 and 2014, total operating expenses were $62,993 and $47,963, respectively. The increase is related mainly due to $6,799 in consulting expense, $3,593 in salaries and wages, $1,963 in filing and stock registration fees, and $4,379 in interest expense. This increase was offset by a decrease of $4,925 in public relations and promotion expense.

Net loss

During the three months ended March 31, 2015 and 2014, the net income (loss) was $38,285 and ($147,140), respectively. Other expenses included amortization of debt expense, and derivative expense from the notes issued to investors and change in fair value of derivatives related to the note issuances.

Liquidity and Capital Resources

As of March 31, 2015 and December 31, 2014, Powerdyne International, Inc. had working capital deficits of approximately ($457,450) and ($678,477), respectively. For the three months ended March 31, 2015, Powerdyne International, Inc. had approximately a $23,116 increase in net cash. The cash used by operations of approximately $62,185 was primarily due to net income from operations of $38,285 plus add backs of approximately $2,315 of depreciation, approximately $25,961 of derivative related expenses, approximately $42,021 of amortization of debt discounts, approximately $5,194 increase in accrued expenses, less decreases in the change in fair value of derivatives of $168,804, $6,200 decrease in due to related party and a decrease of $956 in taxes payable. The total cash provided by financing activities of approximately $85,301 was due to $26,500 of proceeds of notes payable to third parties, $60,000 of proceeds of notes payable to related parties, less repayment of principal on notes payable to related parties of $1,199.

We currently owe $129,443 (exclusive of interest) owed under three convertible notes, of which $800 is due May 2015, $53,143 is due September 2015, $26,500 is due March 2016, and $49,000 is due September 2016. We also owe $169,805 (exclusive of interest) under notes due to related parties, of which $5,972 is due July 2015, $6,000 is due September 2015, $13,102 is due October 2015, $16,049 is due November 2015, $2,234 is due December 2015, $16,100 is due February 2016, $8,000 is due March 2016, $23,348 is due May 2016, $6,000 is due August 2016, $13,000 is due December 2016, $25,000 is due January 2017, and $35,000 is due February 2017. To date, we have not generated any revenue and there can be no assurance that we will have the requisite funding to repay these loans when due.

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

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2015 and 2014, the carrying value of certain financial instruments such as accounts receivable, accounts payable, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. The Company elected to adopt ASU 2014-15 effective with this financial statement. Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in Capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the insufficient controls over timely financial statement preparation and review as well as over the preparation and review around accounting for certain complex transactions.

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

No other changes in our internal control over financial reporting occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 6, 2015, we issued 13,675,870 shares of our common stock in exchange for the extinguishment of $5,265 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On February 18, 2015 we issued 7,727,012 shares of our common stock in exchange for the extinguishment of $2,975 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On March 4, 2015 we issued 5,535,246 shares of our common stock in exchange for the extinguishment of $2,131 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On March 4, 2015 we issued 15,900,000 shares of our common stock in exchange for the extinguishment of $6,678 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On March 6, 2015, we entered into an agreement with an investor in the principal amount of $26,500. The note nears interest at a rate of eight (8) percent. The maturity date is May 4, 2015. The lender has the right to convert at 55% of the lowest trading price of the Company’s common stock during the twenty day period prior to the conversion date after 180 days. Accrued interest at September 30, 2014 and December 31, 2013 was $157 and $0, respectively. This note is secured by our common stock. The above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

On March 10, 2015 we issued 18,427,386 shares of our common stock in exchange for the extinguishment of $8,108 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On March 20, 2015 we issued 25,974,026 shares of our common stock in exchange for the extinguishment of $10,000 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On March 23, 2015 we issued 20,907,750 shares of our common stock in exchange for the extinguishment of $9,360 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On March 25, 2015 we issued 15,902,000 shares of our common stock in exchange for the extinguishment of $6,678 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERDYNE INTERNATIONAL, INC.

	By:	/s/ James F. O’Rourke
Dated: May 15, 2015		Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Linda H. Madison
Dated: May 15, 2015		Chief Financial Officer (Principal Accounting Officer)