Form 10-Q
period 2015-06-30
POWERDYNE INTERNATIONAL, INC.
filed 2015-08-19
CIK 1435617

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at June 30, 2015

Common Stock, par value $0.0001	1,076,134,175 shares

POWERDYNE INTERNATIONAL, INC.

FINANCIAL STATEMENTS

June 30, 2015 and 2014

INDEX TO FINANCIAL STATEMENTS

(Unaudited)

Condensed Balance Sheets	3

Condensed Statements of Operations	4

Condensed Statements of Cash Flows	5

Notes to Condensed Financial Statements	6

POWERDYNE INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)

ASSETS

Current Assets:
Cash	$20,709	$2,265
Advances to stockholder	11,321	11,321
Total current assets	32,031	13,586

Property and Equipment
Property and equipment, net	82,370	50,000

Total Assets	$114,400	$63,586

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$60,162	$72,703
Convertible notes payable, net of unamortized debt discounts of $5,000 and $85,260, respectively	-	66,240
Due to related parties	25,000	33,425
Notes payable-related parties	284,105	111,004
Tax payable	-	956
Derivative liability	10,179	407,735
Total Liabilities	379,446	692,063

Stockholders' Deficit:
Common stock; $0.0001 par value; 2,000,000,000 shares authorized, 1,076,134,175 shares issued and outstanding as of June 30, 2015 and 369,135,575 shares issued and outstanding as of December 31, 2014	107,613	36,913
Additional paid-in capital	2,555,889	1,985,268
Accumulated deficit	(2,928,548)	(2,650,658)
Total Stockholders' Deficit	(265,046)	(628,477)

Total Liabilities and Stockholders' Deficit	$114,400	$63,586

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit (loss)	-	-	-	-

Operating expenses	86,043	116,257	149,036	164,220

Loss from operations	(86,043)	(116,257)	(149,036)	(164,220)

Other (Income) Expense
Derivative expense	17,916	37,785	43,877	37,785
Change in fair value of derivative	120,977	(67,465)	(47,827)	3,548
Amortization of debt discount	91,239	60,867	133,260	89,031
Total Other (Income) Expense	230,132	31,187	129,310	130,364

Loss before income tax expense	(316,175)	(147,444)	(278,346)	(294,584)

Income tax (income) expense	-	-	456	-

Net loss	$(316,175)	$(147,444)	$(277,890)	$(294,584)

Basic and diluted loss per common share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted weighted average common shares outstanding	766,517,210	217,839,294	586,277,477	207,962,988

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the six	For the six
	months ended June 30, 2015	months ended June 30, 2014
	(unaudited)	(unaudited)
Operating Activities:
Net loss	$(277,890)	$(294,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,631	6,752
Common stock issued for service	300	-
Stock compensation	-	35,000
Derivative and interest expense	65,291	42,084
Change in FV of derivatives	(47,827)	3,548
Amortization of debt discounts	133,260	89,031
Changes in operating assets and liabilities:
Prepaid expenses	-	495
Accrued expenses	(12,541)	20,166
Due to related party	(8,425)	4,000
Taxes payable	(956)	-
Net cash used in operating activities	(144,157)	(93,507)

Investing Activities:
Purchase of property and equipment	(37,000)	-
Net cash used in investing activities	(37,000)	-

Financing Activities:
Principal paid on Notes payable related parties	(1,899)	-
Proceeds from Notes payable	26,500	60,000
Proceeds from Notes payable related parties	175,000	25,000
Net cash provided by financing activities	199,601	85,000

Net change in cash	18,444	(8,507)
Cash, beginning of period	2,265	18,169

Cash, end of period	$20,709	$9,662

Non-cash investing and financing activities:
Common stock issued in settlement for debt	$194,415	$105,350
Settlement of derivative liability through conversion of notes payable.	$446,606	$186,653

Supplemental disclosure if cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$500	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015 and 2014

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

The Company is a start-up organization that has begun production and distribution of completely packaged independent electrical generator units that run on environmentally-friendly fuel sources, such as natural gas and propane.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015 and 2014

(Unaudited)

3. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all the notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial statements have been included.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed on April 14, 2015.

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

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of June 30, 2015, the Company had an accumulated deficit of $2,928,548. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The Company’s activities will necessitate significant uses of working capital beyond June 30, 2015. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s continued research and development efforts and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities.

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital or, if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015 and 2014

(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015 and 2014

(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cash

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2015 and December 31, 2014, respectively.

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

Property and Equipment

Property and equipment is stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The equipment is depreciated over 10 years on a straight-line basis. Vehicles are depreciated over 5 years using the straight-line basis. Depreciation expense for the periods ended June 30, 2015 and 2014 was $4,630 and $6,572, respectively.

Derivatives and Hedging

In April 2008, the FASB issued a pronouncement that provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of these requirements can affect the accounting for many convertible instruments with provisions that protect holders from a decline in the stock price. Each reporting period, the Company evaluates whether convertible debt to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt agreements. The Company determined that the conversion features in the convertible notes issued during the fourth quarter of 2013, and the first, second, third, and fourth quarters of 2014, as well as the first and second quarters of 2015 contained such provisions and recorded such instruments as derivative liabilities. See Note 8, Convertible Debt.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015 and 2014

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

June 30, 2015 and 2014

(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Our tax provision determined using an estimate of our annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Income taxes payable as of June 30, 2015 and December 31, 2014 were $-0- and $956, respectively.

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. As of June 30, 2015 and 2014, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share:

	Three Months ended June 30, 2015	Three Months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014
Loss available for common shareholder	$(316,175)	$(147,444)	$(277,890)	$(294,583)
Basic and fully diluted loss per share	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average common shares outstanding - basic and diluted	586,277,387	217,839,294	586,277,477	207,962,988

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015 and 2014

(Unaudited)

5. PROPERTY AND EQUIPMENT - NET

Equipment consists of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Machinery and equipment	168,087	131,087
Less impairment of equipment	(38,484)	(38,484)
	129,603	92,603
Less accumulated depreciation	(47,233)	(42,603)

Total Property and Equipment	$82,370	$50,000

Equipment is stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives: machinery and equipment 10 years. Total depreciation expense for the periods ended June 30, 2015 and 2014 was $4,630 and $6,572, respectively.

During the year ended December 31, 2014, the Company determined that machinery and equipment was impaired due to changes in technology resulting in more cost effective production of the gensets. The residual value of this machinery and equipment is $50,000, therefore $38,484 was recorded as an impairment loss. As of June 30, 2015, there is no additional impairment loss recognized.

6. LEASE

On March 11, 2015 Powerdyne International, Inc. (the “Company”) finalized its negotiations with Farmacia Brisas del Mar, a corporation organized under the laws of Puerto Rico (the “Lessee”), and the Company and the Lessee have entered into a five-year contract to lease power generating equipment to Lessee based upon power consumption. In addition, the custom designed system will also provide cogeneration capabilities with the addition of chillers to support the air conditioning demands. The agreement provides for a payment to the Company of a monthly fee equal to the greater of a set monthly base rate or a monthly base rate plus an additional amount based on kilowatt wattage. The agreement provides for termination only in the event of nonperformance by the Company unless Lessee pays all payments due for the remainder of the term. The agreement contains representation and warranties, default provisions and indemnification provisions typical for agreements of this type.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015 and 2014

(Unaudited)

7. COMMON STOCK

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

On May 1, 2015 the Company issued 600,000 shares of unregistered securities to a consultant as compensation for services rendered. The Company valued the stock at $0.0005, for a total of $300.

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

June 30, 2015 and 2014

(Unaudited)

7. COMMON STOCK (CONTINUED)

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015 and 2014

(Unaudited)

7. COMMON STOCK (CONTINUED)

On April 6, 2015 the Company issued 24,600,000 shares in exchange for the extinguishment of $10,332 of debt held by a venture capital lender. On April 27, 2015 the Company issued 27,300,000 shares in exchange for the extinguishment of $8,190 of debt held by a venture capital lender. On May 7, 2015 the Company issued 31,600,000 shares in exchange for the extinguishment of $9,480 of accrued interest held by a venture capital lender. On May 21, 2015 the Company issued 35,078,875 shares in exchange for the extinguishment of $8,121 of debt and $298 of accrued interest held by a venture capital lender. These conversions extinguished the Company’s note payable with this venture capital lender.

On April 6, 2015 the Company issued 27,272,727 shares in exchange for the extinguishment of $3,420 of debt and $7,080 of accrued interest held by a venture capital lender. On April 27, 2015 the Company issued 35,454,545 shares in exchange for the extinguishment of $9,750 of debt held by a venture capital lender. On May 6, 2015 the Company issued 36,850,000 shares in exchange for the extinguishment of $10,134 of debt held by a venture capital lender. On May 14, 2015 the Company issued 36,780,000 shares in exchange for the extinguishment of $8,092 of debt held by a venture capital lender. On May 22, 2015 the Company issued 49,269,100 shares in exchange for the extinguishment of $10,839 of debt held by a venture capital lender. On June 1, 2015 the Company issued 30,752,045 shares in exchange for the extinguishment of $6,765 of debt held by a venture capital lender. These conversions extinguished the Company’s note payable with this venture capital lender.

On April 15, 2015 the Company issued 2,233,220 shares in exchange for the extinguishment of $800 of debt and $60 of accrued interest held by a venture capital lender. This conversion extinguished the Company’s note payable with this venture capital lender.

On April 28, 2015 the Company issued 23,910,945 shares in exchange for the extinguishment of $6,500 of debt and $76 of accrued interest held by a venture capital lender. On May 11, 2015 the Company issued 29,511,745 shares in exchange for the extinguishment of $8,000 of debt held plus $116 of accrued interest by a venture capital lender. On May 21, 2015 the Company issued 33,734,545 shares in exchange for the extinguishment of $7,300 of debt plus $122 of accrued interest held by a venture capital lender. On May 28, 2015 the Company issued 21,752,272 shares in exchange for the extinguishment of $4,700 of debt plus $86 of accrued interest held by a venture capital lender. These conversions extinguished the Company’s note payable with this venture capital lender.

On June 16, 2015 the Company issued 4,978,000 shares in exchange for the extinguishment of $896 of accrued interest held by a venture capital lender. These conversions extinguished the Company’s note payable with this venture capital lender.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015 and 2014

(Unaudited)

7. COMMON STOCK (CONTINUED)

On June 5, 2015 the Company issued 31,313,318 shares in exchange for the extinguishment of $6,500 of debt and $389 of accrued interest held by a venture capital lender. On June 19, 2015 the Company issued 48,474,848 shares in exchange for the extinguishment of $7,525 of debt and $473 of accrued interest held by a venture capital lender. On June 30, 2015 the Company issued 48,262,000 shares in exchange for the extinguishment of $7,475 of debt and $488 of accrued interest held by a venture capital lender.

The total number of shares of common stock issued in exchange for settlement of debt and accrued interest for the period ended June 30, 2015 was 706,398,600 and the value of the total stock issued in exchange for settlement of debt was $194,415.

8. CONVERTIBLE DEBT

JMJ Financial

On December 11, 2013, the Company entered into an agreement with an another unrelated party in order to obtain short term cash flow in the form of a $25,000, ten (10) percent convertible Note Payable. The JMJ Note 1 interest accrues at zero (0) percent for the first three months and if the borrower does not repay a payment of consideration on or before 90 days from its Effective Date, an one time interest charge of 12% shall be applied to the principal sum. The maturity date is two years from the effective date of the Note Payable. The lender has the right to convert some or all of the Note Payable into common stock of the Company at a discount rate of $0.022 or 60% of market, whichever is less. As a result of the convertible note payable, the Company realized the derivative nature of those instruments. Accordingly, the Company recognized the following charges to operations: derivative expense of $14,202 and amortization of debt discounts of $719. Furthermore, the Company recognized derivative liabilities in the amount of $39,201 and debt discounts in the amount of $24,281 which is amortized.

On December 31, 2013, the Company revalued the derivative value of the $25,000 10% JMJ Note 1 using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 483.43%; (iii) risk free rate of 0.13%, (iv) expected term 1 year, (v) market value share price of $0.184, and (vi) per share conversion price of $0.00912. The Company determined the derivative value to be $47,381 as of December 31, 2013, which represents a change in the fair value of the derivative in the amount of $8,179 as compared to the derivative value on December 11, 2013. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $8,179 while also increasing the derivative liability from $39,202 to $47,381 as of December 31, 2013. Also recorded for that period was an amortization of debt discount of $719.

On March 31, 2014, the Company revalued the derivative value of the $25,000 10% JMJ Note 1 using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 273.63%; (iii) risk free rate of 0.12%, (iv) expected term of 1 year, (v) market value share price of $0.015, and (vi) per share conversion price of $0.00306. The Company determined the derivative value to be $106,994 as of March 31, 2014, which represents a change in the fair value of the derivative in the amount of $59,614 as compared to the derivative value on December 11, 2013. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $59,614 while also increasing the derivative liability from $47,381 to $106,994 as of March 31, 2014. Also recorded for that period was an amortization of debt discount of $3,082.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015 and 2014

(Unaudited)

8. CONVERTIBLE DEBT (CONTINUED)

On June 11, 2014 the Investor/Lender exercised its right to convert $8,550 of the JMJ Note 1 into 7,500,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 305.24%; (iii) risk free rate of 0.10%, (iv) expected term of 1 year, (v) market value share price of $0.0027, and (vi) per share conversion price of $0.00114. This conversion produced an increase in additional paid in capital of $16,718 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $52,245 producing a decrease in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $8,550 and a reduction of debt discounts of the same amount.

On June 30, 2014, the Company revalued the derivative value of the $25,000 10% JMJ Note 1 using the weighted-average Black-Scholes option pricing model with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 312.32%; (iii) risk free rate of 0.11%, (iv) expected term of 1 year, (v) market value share price of $0.0022, and (vi) per share conversion price of $0.0012. The Company determined the derivative value to be $28,711 as of June 30, 2014, which represents a change in the fair value of the derivative in the amount of $9,320 as compared to the derivative value on June 11, 2014. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $9,320 while also increasing the derivative liability by the same amount.

On August 11, 2014 the Investor/Lender exercised its right to convert $12,444 of the JMJ Note 1 into 12,200,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 408.20%; (iii) risk free rate of 0.10%, (iv) expected term of 1 year, (v) market value share price of $0.0089, and (vi) per share conversion price of $0.00102. This conversion produced an increase in additional paid in capital of $104,008 and a decrease in the derivative liability by the same amount. There was also an increase in the change in fair value of the derivative liability of $159,857 producing an increase in the derivative liability by the same amount.

On September 17, 2014 the Investor/Lender exercised its right to the balance of the loan amount of $4,006 plus $4,442 of accrued and unpaid interest of the JMJ Note 1 into 12,800,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 380.81%; (iii) risk free rate of 0.12%, (iv) expected term of 1 year, (v) market value share price of $0.0032, and (vi) per share conversion price of $0.00066. This conversion produced an increase in additional paid in capital of $37,981 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $39,075 producing a decrease in the derivative liability by the same amount.

On September 30, 2014, the Company revalued the derivative value of the $1,669 JMJ Note 1 using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 403.21%; (iii) risk free rate of 0.13%, (iv) expected term of 1 year, (v) market value share price of $0.007, and (vi) per share conversion price of $0.00144. The Company determined the derivative value to be $7,600 as of September 30, 2014, which represents a change in the fair value of the derivative liability in the amount of $96 as compared to the derivative value on September 17, 2014. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $96 while also increasing the derivative liability by the same amount.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015 and 2014

(Unaudited)

8. CONVERTIBLE DEBT (CONTINUED)

On December 31, 2014, the Company revalued the derivative value of the JMJ Note 1 using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 330.81%; (iii) risk free rate of 0.25%, (iv) expected term of 1 year, (v) market value share price of $0.0012, and (vi) per share conversion price of $0.003. The Company determined the derivative value to be $6,339 as of December 31, 2014, which represents a decrease in the fair value of the derivative in the amount of $1,261 as compared to the derivative value on September 30, 2014. Accrued interest at December 31, 2014 and December 31, 2013 was $1,669 and $0, respectively. Accordingly, the Company recorded a non-cash decrease in fair value of the derivative liability of $1,261 while also decreasing the derivative liability from $7,600 to $-0- as of December 31, 2014. The derivative liability balance as of December 31, 2014 was $6,339. The debt discount balance as of December 31, 2014 was $-0-.

On March 31, 2015, the Company revalued the derivative value of the JMJ Note 1 using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 361.17%; (iii) risk free rate of 0.26%, (iv) expected term of 1 year, (v) market value share price of $0.0009, and (vi) per share conversion price of $0.00042. The Company determined the derivative value to be $3,263 as of March 31, 2015, which represents a decrease in the change in fair value of the derivative liability in the amount of $3,076 as compared to the derivative value on December 31, 2014. Accordingly, the Company recorded a non-cash decrease in the change in fair value of the derivative liability of $3,076 while also decreasing the derivative liability by the same amount.

On June 16, 2015 the Investor/Lender exercised its right to convert $896 of accrued and unpaid interest of the JMJ Note 1 into 4,978,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 330.75%; (iii) risk free rate of 0.11%, (iv) expected term of 1 year, (v) market value share price of $0.0005, and (vi) per share conversion price of $0.00018. This conversion produced an increase in additional paid in capital of $2,193 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $493 while producing a decrease in the derivative liability by the same amount.

This JMJ note was fully converted into common stock as of June 16, 2015.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015 and 2014

(Unaudited)

8. CONVERTIBLE DEBT (CONTINUED)

On August 20, 2014, the note with the Investor/Lender was amended allowing the Company to borrow additional funds from the Investor/Lender in order to obtain short term cash flow in the amount of $40,000 (“JMJ Note 2”), and the Company did borrow said amount of funds on September 4, 2014. The terms of the original note remained the same. As a result of the additional convertible note payable, the Company realized the derivative nature of those instruments. Accordingly, the Company recognized the derivative expense of $401,991, derivative liabilities in the amount of $441,991, and debt discounts in the amount of $40,000 which has been amortized throughout the term of the note.

On September 30, 2014, the Company revalued the derivative value of the JMJ Note 2 using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 392.24%; (iii) risk free rate of 0.13%, (iv) expected term of 1 year, (v) market value share price of $0.007, and (vi) per share conversion price of $0.00144. The Company determined the derivative value to be $225,582 as of September 30, 2014, which represents a decrease in the fair value of the derivative in the amount of $216,409 as compared to the derivative value on August 20, 2014. Accordingly, the Company recorded a non-cash decrease in fair value of the derivative liability of $216,409 while also decreasing the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $2,244 and a reduction of debt discounts of the same amount.

On December 31, 2014, the Company revalued the derivative value of the JMJ Note 2 using the weighted-average Black-Scholes option pricing model with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 388.80%; (iii) risk free rate of 0.12%, (iv) expected term of 1 year, (v) market value share price of $0.0012, and (vi) per share conversion price of $0.0003. The Company determined the derivative value to be $176,689 as of December 31, 2014, which represents a change in the fair value of the derivative in the amount of $48,893 as compared to the derivative value on September 30, 2014. Accordingly, the Company recorded a non-cash decrease in fair value of the derivative liability of $48,893 while also decreasing the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $5,034 and a reduction of debt discounts of the same amount. Accrued interest at December 31, 2014 and December 31, 2013 was $9,778 and $0, respectively. Accordingly, the Company recorded a non-cash decrease in fair value of the derivative liability of $48,893 while also decreasing the derivative liability from $225,582 to $176,689 as of December 31, 2014. Also recorded for that period was an amortization of debt discount of $5,034. The derivative liability balance as of December 31, 2014 was $176,689. The debt discount balance as of December 31, 2014 was $32,722.

On March 4, 2015 the Investor/Lender exercised its right to convert $6,678 of the JMJ Note 2 into 15,900,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 312.66%; (iii) risk free rate of 0.01%, (iv) expected term of 1year, (v) market value share price of $0.0013, and (vi) per share conversion price of $0.00042. This conversion produced an increase in additional paid in capital of $15,472 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $61,360 producing a decrease in the derivative liability by the same amount.

On March 25, 2015 the Investor/Lender exercised its right to convert $6,679 of the JMJ Note 2 into 15,902,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 275.87%; (iii) risk free rate of 0.02%, (iv) expected term of 1year, (v) market value share price of $0.0011, and (vi) per share conversion price of $0.00042. This conversion produced an increase in additional paid in capital of $11,608 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $24,950 producing a decrease in the derivative liability by the same amount.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015 and 2014

(Unaudited)

8. CONVERTIBLE DEBT (CONTINUED)

On March 31, 2015, the Company revalued the derivative value of the $26,643 JMJ Note 2 using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 286.81%; (iii) risk free rate of 0.05%, (iv) expected term of 1 year, (v) market value share price of $0.0009, and (vi) per share conversion price of $0.00042. The Company determined the derivative value to be $46,964 as of March 31, 2015, which represents a decrease in the change in fair value of the derivative in the amount of $16,335 as compared to the derivative value on March 25, 2015. Accordingly, the Company recorded a non-cash decrease in fair value of the derivative liability of $16,335 while also decreasing the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $4,925 and a reduction of debt discounts of the same amount.

On April 6, 2015 the Investor/Lender exercised its right to convert $10,332 of the JMJ Note 2 into 24,600,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 272.33%; (iii) risk free rate of 0.03%, (iv) expected term of 1 year, (v) market value share price of $0.0009, and (vi) per share conversion price of $0.00042. This conversion produced an increase in additional paid in capital of $14,900 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $5,560 producing an increase in the derivative liability by the same amount.

On April 27, 2015 the Investor/Lender exercised its right to convert $8,190 of the JMJ Note 2 into 27,300,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 346.63%; (iii) risk free rate of 0.02%, (iv) expected term of 1 year, (v) market value share price of $0.001, and (vi) per share conversion price of $0.0003. This conversion produced an increase in additional paid in capital of $21,230 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $30,004 producing an increase in the derivative liability by the same amount.

On May 7, 2015 the Investor/Lender exercised its right to convert $9,480 of accrued and unpaid interest of the JMJ Note 2 into 31,600,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 336.62%; (iii) risk free rate of 0.01%, (iv) expected term of 1year, (v) market value share price of $0.0006, and (vi) per share conversion price of $0.0003. This conversion produced an increase in additional paid in capital of $12,397 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $10,577 producing an increase in the derivative liability by the same amount.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015 and 2014

(Unaudited)

8. CONVERTIBLE DEBT (CONTINUED)

On May 21, 2015 the Investor/Lender exercised its right to convert balance of the loan amount of $8,121 of the JMJ Note 2 plus $298 of accrued and unpaid interest of the Note into 35,078,875 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 416.87%; (iii) risk free rate of 0.02%, (iv) expected term of 1year, (v) market value share price of $0.0008, and (vi) per share conversion price of $0.00024. This conversion produced an increase in additional paid in capital of $21,586 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $10,577 producing an increase in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $27,798 and a reduction of debt discounts of the same amount.

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

On November 10, 2014 the Investor/Lender exercised its right to convert $4,000 plus $162 of accrued and unpaid interest of the LG Note 1 into 5,821,244 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 374.08%; (iii) risk free rate of 0.07%, (iv) expected term of 1 year, (v) market value share price of $0.0033, and (vi) per share conversion price of $0.00072. This conversion produced an increase in additional paid in capital of $17,677 and a decrease in the derivative liability by the same amount. There was also an increase in the change in fair value of the derivative liability of $32,237 producing an increase in the derivative liability by the same amount.

On December 31, 2014, the Company revalued the derivative value of the LG Note 1 using the weighted-average Black-Scholes option pricing model with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 374.08%; (iii) risk free rate of 0.04%, (iv) expected term of 1 year, (v) market value share price of $0.0012, and (vi) per share conversion price of $0.00039. The Company determined the derivative value to be $69,604 as of December 31, 2014, which represents a decrease in the fair value of the derivative in the amount of $40,131 as compared to the derivative value on November 10, 2014. Accordingly, the Company recorded a non-cash decrease in fair value of the derivative liability of $40,131 while also decreasing the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $9,243 and a reduction of debt discounts of the same amount. Accrued interest at December 31, 2014 and December 31, 2013 was $2,203 and $0, respectively. Accordingly, the Company recorded a non-cash decrease in fair value of the derivative liability of $40,131 while also decreasing the derivative liability from $95,175 to $69,606 as of December 31, 2014 .Also recorded for that period was an amortization of debt discount of $9,243. The derivative liability balance as of December 31, 2014 was $69,606. The debt discount balance as of December 31, 2014 was $20,757.

On January 6, 2015 the Investor/Lender exercised its right to convert $5,000 plus $265 of accrued and unpaid interest of the LG Note 1 into 13,675,870 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 396.56%; (iii) risk free rate of 0.03%, (iv) expected term of 1 year, (v) market value share price of $0.0008, and (vi) per share conversion price of $0.00039. This conversion produced an increase in additional paid in capital of $9,085 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $24,743 producing a decrease in the derivative liability by the same amount.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015 and 2014

(Unaudited)

8. CONVERTIBLE DEBT (CONTINUED)

On February 18, 2015 the Investor/Lender exercised its right to convert $2,800 plus $175 of accrued and unpaid interest of the LG Note 1 into 7,727,012 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 309.01%; (iii) risk free rate of 0.02%, (iv) expected term of 1 year, (v) market value share price of $0.0009, and (vi) per share conversion price of $0.00039. This conversion produced an increase in additional paid in capital of $4957 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $789 producing a decrease in the derivative liability by the same amount.

On March 4, 2015 the Investor/Lender exercised its right to convert $2,000 plus $131 of accrued and unpaid interest of the LG Note 1 into 5,535,246 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 312.66%; (iii) risk free rate of 0.01%, (iv) expected term of 1 year, (v) market value share price of $0.0013, and (vi) per share conversion price of $0.00039. This conversion produced an increase in additional paid in capital of $5,501 and a decrease in the derivative liability by the same amount. There was also an increase in the change in fair value of the derivative liability of $16,946 producing an increase in the derivative liability by the same amount.

On March 10, 2015 the Investor/Lender exercised its right to convert $7,600 plus $508 of accrued and unpaid interest of the LG Note 1 into 18,427,386 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 286.71%; (iii) risk free rate of 0.02%, (iv) expected term of 1 year, (v) market value share price of $0.0025, and (vi) per share conversion price of $0.00044. This conversion produced an increase in additional paid in capital of $38,530 and a decrease in the derivative liability by the same amount. There was also an increase in the change in fair value of the derivative liability of $35,507 producing an increase in the derivative liability by the same amount.

On March 23, 2015 the Investor/Lender exercised its right to convert $7,800 of the LG Note 1 into 17,727,273 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 281.34%; (iii) risk free rate of 0.02%, (iv) expected term of 1 year, (v) market value share price of $0.0011, and (vi) per share conversion price of $0.00044. This conversion produced an increase in additional paid in capital of $12,810 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $24,330 producing a decrease in the derivative liability by the same amount.

On March 31, 2015, the Company revalued the derivative value of the $800 balance of the LG Note 1 using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 286.81%; (iii) risk free rate of 0.05%, (iv) expected term of 1 year, (v) market value share price of $0.0009, and (vi) per share conversion price of $0.0005. The Company determined the derivative value to be $802 as of March 31, 2015, which represents a change in the fair value of the derivative in the amount of $512 as compared to the derivative value on March 23, 2015. Accordingly, the Company recorded a decrease in the change in fair value of the derivative liability of $512 while also decreasing the derivative liability from $12,810 to $802 as of March 31, 2015. In addition, the Company recorded an amortization of debt discount of $20,757 and a reduction of debt discounts of the same amount.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015 and 2014

(Unaudited)

8. CONVERTIBLE DEBT (CONTINUED)

On April 15, 2015 the Investor/Lender exercised its right to convert balance of the loan amount of $800 of the LG Note 1 plus $60 of accrued and unpaid interest of the LG Note 1 into 2,233,220 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 266.43%; (iii) risk free rate of 0.02%, (iv) expected term of 1 year, (v) market value share price of $0.0011, and (vi) per share conversion price of $0.00039. This conversion produced an increase in additional paid in capital of $1,620 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $818 producing an increase in the derivative liability by the same amount.

This note was fully converted into common stock as of April 15, 2015.

On September 4, 2014, the Company entered into an agreement with the Investor/Lender (“LG Note 2”) in order to obtain short term cash flow in the form of a $26,500, eight (8) percent convertible LG Note. The maturity date is one year from the effective date of the LG Note 2. The lender has the right to convert at 55% of the lowest trading price of the Company’s common stock during the twenty day period prior to the conversion date after 180 days. As of March 3, the Company realized the derivative nature of those instruments. Accordingly, the Company recognized following charge to operations: derivative expense of $25,961. Furthermore, the Company recognized derivative liabilities in the amount of $52,461 and debt discounts in the amount of $26,500 which is amortized throughout the term of the note.

On March 31, 2015, the Company revalued the derivative value of the LG Note 2 using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 286.82%; (iii) risk free rate of 0.03%, (iv) expected term of 1 year, (v) market value share price of $0.0009, and (vi) per share conversion price of $0.0005. The Company determined the derivative value to be $36,098 as of March 31, 2015, which represents a change in the fair value of the derivative in the amount of $16,363 as compared to the derivative value on March 3, 2015. Accordingly, the Company recorded a decrease in the change in fair value of the derivative liability of $16,363 while also decreasing the derivative liability from $52,461 to $36,098 as of March 31, 2015. In addition, the Company recorded an amortization of debt discount of $4,011 and a reduction of debt discounts of the same amount.

On April 28, 2015 the Investor/Lender exercised its right to convert balance of the loan amount of $6,500 of the LG Note 2 plus $76 of accrued and unpaid interest of the LG Note 2 into 23,910,945 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 374.08%; (iii) risk free rate of 0.09%, (iv) expected term of 1 year, (v) market value share price of $0.0008, and (vi) per share conversion price of $0.00028. This conversion produced an increase in additional paid in capital of $16,330 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $29,900 producing an increase in the derivative liability by the same amount.

On May 11, 2015 the Investor/Lender exercised its right to convert balance of the remaining loan amount of $8,000 of the LG Note 2 plus $116 of accrued and unpaid interest of the Note into 29,511,745 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 374.08%; (iii) risk free rate of 0.09%, (iv) expected term of 1 year, (v) market value share price of $0.0006, and (vi) per share conversion price of $0.00028. This conversion produced an increase in additional paid in capital of $14,338 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $16,368 producing an increase in the derivative liability by the same amount.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015 and 2014

(Unaudited)

8. CONVERTIBLE DEBT (CONTINUED)

On May 21, 2015 the Investor/Lender exercised its right to convert balance of the remaining loan amount of $7,300 plus $122 of accrued and unpaid interest of the LG Note 2 into 33,734,545 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 416.87%; (iii) risk free rate of 0.02%, (iv) expected term of 1 year, (v) market value share price of $0.0008, and (vi) per share conversion price of $0.00024. This conversion produced an increase in additional paid in capital of $21,586 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $10,577 producing an increase in the derivative liability by the same amount.

On May 28, 2015 the Investor/Lender exercised its right to convert balance of the loan amount of $4,700 of the LG Note 2 plus $86 of accrued and unpaid interest of the Note into 21,752,272 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 312.66%; (iii) risk free rate of 0.01%, (iv) expected term of 1 year, (v) market value share price of $0.0006, and (vi) per share conversion price of $0.00022. This conversion produced an increase in additional paid in capital of $10,038 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $4,528 producing a decrease in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $13,035 and a reduction of debt discounts of the same amount.

The LG Note 2 was fully converted into common stock as of May 28, 2015.

On November 6, 2014, the Company entered into an agreement with the Investor/Lender (“LG Note 3”) in order to obtain short term cash flow in the form of a $26,500, eight (8) percent convertible Note Payable. The maturity date is one year from the effective date of the Note Payable. The lender has the right to convert at 55% of the lowest trading price of the Company’s common stock during the twenty day period prior to the conversion date after 180 days. As of May 6, the Company realized the derivative nature of those instruments. Accordingly, the Company recognized following charge to operations: derivative expense of $3,127. Furthermore, the Company recognized derivative liabilities in the amount of $29,627 and debt discounts in the amount of $26,500 which is amortized throughout the term of the note.

On June 5, 2015 the Investor/Lender exercised its right to convert balance of the remaining loan amount of $6,500 plus $389 of accrued and unpaid interest of the LG Note 3 into 31,313,318 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 354.31%; (iii) risk free rate of 0.03%, (iv) expected term of 1year, (v) market value share price of $0.0005, and (vi) per share conversion price of $0.00022. This conversion produced an increase in additional paid in capital of $11,946 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $2,210 producing an increase in the derivative liability by the same amount.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015 and 2014

(Unaudited)

8. CONVERTIBLE DEBT (CONTINUED)

On June 19, 2015 the Investor/Lender exercised its right to convert balance of the loan amount of $7,525 plus $473 of accrued and unpaid interest of the Note into 48,474,848 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 362.43%; (iii) risk free rate of 0.01%, (iv) expected term of 1 year, (v) market value share price of $0.0005, and (vi) per share conversion price of $0.000165. This conversion produced an increase in additional paid in capital of $23,698 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $25,980 producing an increase in the derivative liability by the same amount.

On June 30, 2015 the Investor/Lender exercised its right to convert balance of the remaining loan amount of $7,475 plus $488 of accrued and unpaid interest of the LG Note 3 into 48,262,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 362.43%; (iii) risk free rate of 0.01%, (iv) expected term of 1 year, (v) market value share price of $0.0006, and (vi) per share conversion price of $0.000165. This conversion produced an increase in additional paid in capital of $22,983 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $4,251 producing a decrease in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $21,500 and a reduction of debt discounts of the same amount.

As of June 30, 2015 the outstanding balance is $5.000 with $5,000 of unamortized debt discount and derivative liabilities of $10,179.

Tonaquint, Inc.

On September 19, 2014, the Company entered into an agreement with an another unrelated party in order to obtain short term cash flow in the form of a $59,000, ten (10) percent convertible Note Payable. The Tonaquint note Interest accrues at zero (0) percent for the first three months and if the borrower does not repay a payment of consideration on or before 90 days from its Effective Date, a onetime interest charge of 12% shall be applied to the principal sum. The maturity date is one year from the effective date of the Note Payable. The lender has the right to convert at 60% of the lowest closing bid price of the Company’s common stock during the twenty-five day period prior to the conversion date or $0.002, whichever is less. In such case, the lender shall have the right to convert at 55% of the lowest closing bid price of the Company’s common stock applicable to all future conversions. As a result of the convertible note payable, the Company realized the derivative nature of those instruments. Accordingly, the Company recognized following charge to operations: derivative expense of $81,713. Furthermore, the Company recognized derivative liabilities in the amount of $131,713 and debt discounts in the amount of $50,000 which is amortized throughout the term of the note.

On September 30, 2014, the Company revalued the derivative value of the Tonaquint Note using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 350.09%; (iii) risk free rate of 0.13%, (iv) expected term of 1 year, (v) market value share price of $0.007, and (vi) per share conversion price of $0.00162. The Company determined the derivative value to be $245,715 as of September 30, 2014, which represents a change in the fair value of the derivative in the amount of $114,002 as compared to the derivative value on September 19, 2014. Accordingly, the Company recorded a non-cash change in fair value of the derivative liability of $114,002 while also increasing the derivative liability from $131,713 to $245,715 as of September 30, 2014. In addition, the Company recorded an amortization of debt discount of $5,616 and a reduction of debt discounts of the same amount.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015 and 2014

(Unaudited)

8. CONVERTIBLE DEBT (CONTINUED)

On December 31, 2014, the Company revalued the derivative value of the Tonaquint Note using the weighted-average Black-Scholes option pricing model with the following assumptions; (i) dividend yield of 0%; (ii) expected volatility of 347.59%; (iii) risk free rate of 0.25%, (iv) expected term of 1 year, (v) market value share price of $0.0012, and (vi) per share conversion price of $0.00042. The Company determined the derivative value to be $155,103 as of December 31, 2014, which represents a change in the fair value of the derivative in the amount of $90,612 as compared to the derivative value on September 30, 2014. Accordingly, the Company recorded a non-cash decrease in fair value of the derivative liability of $90,612 while also decreasing the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $12,603 and a reduction of debt discounts of the same amount. Accrued interest at December 31, 2014 and December 31, 2013 was $7,352 and $0, respectively. Accordingly, the Company recorded a non-cash decrease in fair value of the derivative liability of $90,612 while also increasing the derivative liability from $245,715 to $155,103 as of December 31, 2014. Also recorded for that period was an amortization of debt discount of $12,603. The derivative liability balance as of December 31, 2014 was $155,103. The debt discount balance as of December 31, 2014 was $31,781.

On March 20, 2015 the Investor/Lender exercised its right to convert $10,000 of the Tonaquint Note into 25,974,026 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 361.79%; (iii) risk free rate of 0.11%, (iv) expected term of 1 year, (v) market value share price of $0.0014, and (vi) per share conversion price of $0.00039. This conversion produced an increase in additional paid in capital of $32,828 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $38,582 producing an increase in the derivative liability by the same amount.

On March 31, 2015, the Company revalued the derivative value of the remaining $49,000 of the Tonaquint Note using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 314.24%; (iii) risk free rate of 0.14%, (iv) expected term of 1 year, (v) market value share price of $0.0009, and (vi) per share conversion price of $0.00048. The Company determined the derivative value to be $73,476 as of March 31, 2015, which represents a change in the fair value of the derivative in the amount of $87,381 as compared to the derivative value on March 20, 2015. Accordingly, the Company recorded a non-cash decrease in the change in fair value of the derivative of $87,381 while also decreasing the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $12,329 and a reduction of debt discounts of the same amount.

On April 6, 2015 the Investor/Lender exercised its right to convert $10,500 of the Note into 27,272,727 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 299.43%; (iii) risk free rate of 0.10%, (iv) expected term of 1 year, (v) market value share price of $0.0009, and (vi) per share conversion price of $0.000385. This conversion produced an increase in additional paid in capital of $19,755 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $32,036 producing an increase in the derivative liability by the same amount.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015 and 2014

(Unaudited)

8. CONVERTIBLE DEBT (CONTINUED)

On April 27, 2015 the Investor/Lender exercised its right to convert the remaining $9,750 of the Tonaquint Note into 35,454,545 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 325.44%, (iii) risk free rate of 0.10%, (iv) expected term of 1 year, (v) market value share price of $0.001, and (vi) per share conversion price of $0.000275. This conversion produced an increase in additional paid in capital of $30,347 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $56,110 producing an increase in the derivative liability by the same amount.

On May 6, 2015 the Investor/Lender exercised its right to convert the remaining $10,134 of the Tonaquint Note into 36,850,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 331.74%, (iii) risk free rate of 0.08%, (iv) expected term of 1 year, (v) market value share price of $0.0006, and (vi) per share conversion price of $0.000275. This conversion produced an increase in additional paid in capital of $17,630 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $49,186 producing a decrease in the derivative liability by the same amount.

On May 14, 2015 the Investor/Lender exercised its right to convert the remaining $8,092 of the Tonaquint Note into 36,780,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 318.49%, (iii) risk free rate of 0.08%, (iv) expected term of 1 year, (v) market value share price of $0.0005, and (vi) per share conversion price of $0.00022. This conversion produced an increase in additional paid in capital of $14,370 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $932 producing an increase in the derivative liability by the same amount.

On May 22, 2015 the Investor/Lender exercised its right to convert the remaining $10,839 of the Tonaquint Note into 49,269,100 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 328.57%, (iii) risk free rate of 0.08%, (iv) expected term of 1 year, (v) market value share price of $0.0006, and (vi) per share conversion price of $0.00022. This conversion produced an increase in additional paid in capital of $23,791 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $7,374 producing an increase in the derivative liability by the same amount.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015 and 2014

(Unaudited)

8. CONVERTIBLE DEBT (CONTINUED)

On June 1, 2015 the Investor/Lender exercised its right to convert the remaining $6,765 of the Tonaquint Note into 30,752,045 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 337.37%, (iii) risk free rate of 0.02%, (iv) expected term of 1 year, (v) market value share price of $0.0005, and (vi) per share conversion price of $0.00022. This conversion produced an increase in additional paid in capital of $11,872 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $2,977 producing a decrease in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $19,452 and a reduction of debt discounts of the same amount.

The Tonaquint note was fully converted into common stock as of June 4, 2015.

The total amount of derivative liabilities at June 30, 2015 and December 31, 2014 was $10,179 and $407,735, respectively.

Note:	12/31/2014	Initial	Change In Fair Value of Derivative Liabilities	3/31/2015	Initial	Change In Fair Value of Derivative Liabilities	6/30/2015
JMJ#1	6,339	-	(3,076)	3,263	-	(3,263)	-
JMJ#2	176,689	-	(129,725)	46,964	-	(46,964)	-
LGCapital#1	69,604	-	(68,802)	802	-	(802)	-
LGCapital#2	-	52,461	(16,363)	36,098	-	(36,098)	-
LGCapital#3	-	-	-	-	44,416	(34,237)	10,179
Tonaquint	155,103	-	(81,627)	73,476	-	(73,476)	-
Total	407,735	52,461	(299,593)	160,603	44,416	(194,840)	10,179

9. RELATED PARTY –Promissory Note

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

Note	Principal	Rate	Accrued interest		Maturity
			6/30/15	12/31/14
Promissory note 1	$6,000	7%	$1,183	$975	9/4/2015
Promissory note 2	$2,000	7%	$383	$314	10/1/2015
Promissory note 3	$2,000	7%	$360	$290	12/3/2015
Total	$10,000		$1,926	$1,579

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015 and 2014

(Unaudited)

9. RELATED PARTY –Promissory Note (CONTINUED)

The Company obtained short-term cash flow from a related party in the form of fourteen demand Notes Payable in the aggregate amount of $243,601 during the period from 2012 through December 2014, 2014. During the quarters ended June 30, 2015 and March 31, 2015 the Company borrowed $115,000 and $60,000, respectively. The Company repaid the principle amount of $453 during the year ended December 31, 2014, and $1,199 during the quarter ended March 31, 2015, and $700 during the quarter ended June 30, 2015. Notes 1 through 6 were amended and extended during 2014, changing the maturity date to one year later than what was on original notes. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			6/30/15	12/31/14
Promissory note 1	$5,000	7%	$994	$821	7/25/2015
Promissory note 2	$11,000	7%	$2,067	$1,686	10/22/2015
Promissory note 3	$15,000	7%	$2,724	$2,203	11/24/2015
Promissory note 4	$102	7%	$19	$16	10/22/2015
Promissory note 5	$879	7%	$160	$129	11/24/2015
Promissory note 6	$972	7%	$193	$160	7/25/2015
Promissory note 7	$22,648	7%	$1,959	$1,148	5/4/2016
Promissory note 8	$7,000	7%	$271	$28	12/11/2016
Promissory note 9	$6,000	7%	$220	$12	12/22/2016
Promissory note 10	$25,000	7%	$834	$-	1/8/2017
Promissory note 11	$35,000	7%	$980	$-	2/5/2017
Promissory note 12	$40,000	7%	$644	$-	4/8/2017
Promissory note 13	$30,000	7%	$328	$-	5/5/2017
Promissory note 14	$45,000	7%	$60	$-	6/24/2017
Total	$243,601		$11,455	$6,203

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015 and 2014

(Unaudited)

9. RELATED PARTY –Promissory Note (CONTINUED)

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

Note	Principal	Rate	Accrued interest		Maturity
			6/30/15	12/31/14
Promissory note 1	$234	7%	$42	$34	12/5/2015
Promissory note 2	$170	7%	$31	$25	11/18/2015
Promissory note 3	$4,100	7%	$688	$546	2/5/2016
Promissory note 4	$2,000	7%	$335	$265	2/7/2016
Total	$6,504		$1,096	$870

The Company obtained short-term cash flow from a related party in the form of two demand Notes Payable in the aggregate amount of $18,000 during the year of 2013. Both notes were amended and extended during 2015, changing the maturity date to one year later than what was on original note. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			6/30/15	12/31/14
Promissory note 1	$10,000	7%	$1,647	$1,300	2/21/2016
Promissory note 2	$8,000	7%	$1,280	$1,002	3/18/2016
Total	$18,000		$2,927	$2,302

The Company obtained short-term cash flow from a related party in the form of one demand Note Payable in the aggregate amount of $6,000 during the year of 2014. The Note bears an interest rate of 7% per annum and is unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			6/30/15	12/31/14
Promissory note 1	$6,000	7%	$379	$170	8/6/2016
Total	$6,000		$379	$170

During the three months ended June 30, 2015 the total amount of related party loan proceeds was $115,000 and the total principal repaid on related party loans was $700. The total interest accrued on related party loans at June 30, 2015 and December 31, 2014 was $17,783 and $11,124, respectively.

From time to time, the Company advances amounts to stockholders, as well as receives payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. The balance of advances to stockholder as of June 30, 2015 and December 31, 2014 was $11,321 and $11,321, respectively. Amounts accrued, but not yet paid as due to related party at June 30, 2015 and December 31, 2014 was $25,000 and $33,425, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2015 and 2014

(Unaudited)

10. COMMITMENTS AND CONTINGENCIES

Litigation

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

11. SUBSEQUENT EVENTS

Management has evaluated subsequent events through June 30, 2015, the date upon which the financial statements were issued. Subsequent events are as follows:

a) The Board has authorized the issuance of up to 407,000,000 shares of stock to selected officers, directors, consultants and others as compensation for past services performed.

b) Resignation of officer and director, Dale P. Euga effective July 13, 2015.

c) On July 17, 2015 we issued 24,296,409 shares of our common stock in exchange for the extinguishment of $5,345 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3 (a) (9).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a development stage company and have experienced losses since our inception. Our independent auditors have issued a report raising substantial doubt about our ability to continue as a going concern. We have only entered into one agreement for the leasing of our equipment to date and have not yet derived any revenue from such agreement.  Our sources of cash to date have been capital invested by shareholders and venture capital investors/lenders. We had no sales nor received revenues since inception through June 30, 2015.

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

The following discussion and analysis of Powerdyne International, Inc. financial condition and results of operations are based on the unaudited financial statements as of June 30, 2015 and 2014, which were prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

Operations

Our strategy is to pursue selected opportunities in markets where inexpensive and environmentally friendly power sources are needed and/or required.

Plan of Operations

The Company's strategy is to pursue selected opportunities in markets where inexpensive and environmentally friendly power sources are needed and/or required.

Results of Operations - The three months and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014:

Revenues

Powerdyne International, Inc. did not generate revenues during the three months or six months ended June 30, 2015 and 2014.

Total operating expenses

During the three months ended June 30, 2015, total operating expenses decreased 26% to $86,043 from $116,257 for the three months ended June 30, 2015. During the six months ended June 30, 2015, total operating expenses decreased 9.24% to $149,036 from $164,220 for the six months ended June 30, 2014. The decrease from June 30, 2014 to June 30, 2015 is related primarily due to decreases of $70,180 in PR and promotion expense, $1,572 in insurance expense, and $2,122 in depreciation expense. This decrease was offset by increases of $7,081 in salaries and wages, $11,955 in outside sales consultant, $3,880 in consulting expense, $4,506 in freight and delivery, $3,281 in filing and stock registration fees, $3,300 in rent expense, $12,875 in materials and supplies, $2,997 in travel, $1,295 in meals and entertainment expense, $1,055 in interest expense, $2,500 in venture capital finders’ fee, $2,001 in equipment rental, and $1,056 in cellphone expense.

Net loss

During the three months ended June 30, 2015, the net loss increased 114% to $316,175 from $147,444 for the three months ended June 30, 2014. During the six months ended June 30, 2015, the net loss decreased 5.67% to $277,890 from $294,584 for the six months ended June 30, 2015. Other expenses included amortization of debt expense, and derivative expense from the notes issued to investors and change in fair value of derivatives related to the note issuances.

Liquidity and Capital Resources

As of June 30, 2015 and December 31, 2014, Powerdyne International, Inc. had working capital deficits of $347,415 and $678,477, respectively. For the six months ended June 30, 2015, Powerdyne International, Inc. had $18,444 increase in net cash. The cash used in operations of $144,158 was primarily due to net loss from operations of $277,890 plus non-cash expenses of $4,630 of depreciation, $65,291 of derivative related expenses, $133,260 of amortization of debt discounts, less decreases in the change in fair value of derivatives of $47,827, $12,541 decrease in accrued expenses, $8,425 decrease in due to related party and a decrease of $956 in taxes payable. The total cash used in investing activities of $37,000 was due to purchase of assets of the same amount. The total cash provided by financing activities of $199,601 was due to $26,500 of proceeds of notes payable to third parties, $175,000 of proceeds of notes payable to related parties, less repayment of principal on notes payable to related parties of $1,899.

We currently owe $5,000 (exclusive of interest) owed under one convertible note which is due November 2015. We also owe $284,105 (exclusive of interest) under notes due to related parties, of which $5,972 is due July 2015, $6,000 is due September 2015, $13,102 is due October 2015, $16,049 is due November 2015, $2,234 is due December 2015, $16,100 is due February 2016, $8,000 is due March 2016, $22,648 is due May 2016, $6,000 is due August 2016, $13,000 is due December 2016., $25,000 is due January 2017, $35,000 is due February 2017, $40,000 is due April 2017, $30,000 is due May 2017, and $45,000 is due June 2017. To date, we have not generated any revenue and there can be no assurance that we will have the requisite funding to repay these loans when due.

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

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2015 and 2014, the carrying value of certain financial instruments such as accounts receivable, accounts payable, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the insufficient controls over timely financial statement preparation and review as well as over the preparation and review around accounting for certain complex transactions.

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

No other changes in our internal control over financial reporting occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On March 24, 2015 we issued 15,902,000 shares of our common stock in exchange for the extinguishment of $6,678 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On April 6, 2015 we issued 27,272,727 shares of our common stock in exchange for the extinguishment of $10,500 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

 On April 6, 2015 we issued 24,600,000 shares of our common stock in exchange for the extinguishment of $10,332 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On April 15, 2015 we issued 2,233,220 shares of our common stock in exchange for the extinguishment of $859 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On April 27, 2015 we issued 27,300,000 shares of our common stock in exchange for the extinguishment of $8,190 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On April 27, 2015 we issued 35,454,545 shares of our common stock in exchange for the extinguishment of $9,750 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On April 28, 2015 we issued 23,910,945 shares of our common stock in exchange for the extinguishment of $6,575 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On May 1, 2015 we issued 600,000 shares of our common stock to a consultant for services provided. The issuance of the shares was made in reliance upon Section 4(a) (2) of the Securities Act of 1933, as amended, the consultant represented that it was an accredited investor and no general solicitation was used.

On May 6, 2015 we issued 36,850,000 shares of our common stock in exchange for the extinguishment of $10,133 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On May 7, 2015 we issued 31,600,000 shares of our common stock in exchange for the extinguishment of $9,480 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On May 11, 2015 we issued 29,511,745 shares of our common stock in exchange for the extinguishment of $8,115 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On May 14, 2015 we issued 36,780,000 shares of our common stock in exchange for the extinguishment of $8,091 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On May 21, 2015 we issued 33,734,545 shares of our common stock in exchange for the extinguishment of $7,422 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On May 21, 2015 we issued 38,300,000 shares of our common stock in exchange for the extinguishment of $9,192 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On May 22, 2015 we issued 49,269,100 shares of our common stock in exchange for the extinguishment of $10,839 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On May 28, 2015 we issued 21,752,272 shares of our common stock in exchange for the extinguishment of $4,785 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On June 1, 2015 we issued 30,752,045 shares of our common stock in exchange for the extinguishment of $6,765 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On June 5, 2015 we issued 31,313,318 shares of our common stock in exchange for the extinguishment of $6,888 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On June 16, 2015 we issued 4,978,000 shares of our common stock in exchange for the extinguishment of $896 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On June 19, 2015 we issued 48,474,848 shares of our common stock in exchange for the extinguishment of $7,998 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

On June 30, 2015 we issued 48,262,000 shares of our common stock in exchange for the extinguishment of $7,963 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a)(9).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

There were no matters submitted to a vote of the security holders during the quarter covered by this report.

ITEM 5. OTHER INFORMATION

(a) On July 8, 2015 Powerdyne International, Inc. filed a Registration Statement relating to its Common Stock reserved for issuance pursuant to the 2014 Stock Incentive Plan.

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

POWERDYNE INTERNATIONAL, INC.

Dated: August 19, 2015	By:	/s/ James F. O’Rourke
Chief Executive Officer (Principal Executive Officer)

Dated: August 19, 2015	By:	/s/ Linda H. Madison
Chief Financial Officer (Principal Accounting Officer)

