Form 10-Q
period 2015-09-30
POWERDYNE INTERNATIONAL, INC.
filed 2015-11-23
CIK 1435617

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐   Yes     ☒   No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at November 18, 2015

Common Stock, par value $0.0001	1,379,430,584 shares

POWERDYNE INTERNATIONAL, INC.

FINANCIAL STATEMENTS

September 30, 2015 and 2014

INDEX TO FINANCIAL STATEMENTS

(Unaudited)

Condensed Balance Sheets	2

Condensed Statements of Operations	3

Condensed Statements of Cash Flows	4

Notes to Condensed Financial Statements	5

POWERDYNE INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)

ASSETS

Current Assets:
Cash	$11,070	$2,265
Accounts receivable	470	-
Other receivable	673	-
Advances to stockholder	11,321	11,321
Total current assets	23,534	13,586

Property and Equipment
Property and equipment, net	81,939	50,000

Total Assets	$105,473	$63,586

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$60,530	$72,703
Convertible notes payable, net of unamortized debt discounts of $-0- and $85,260, respectively	-	66,240
Due to related parties	25,000	33,425
Notes payable-related parties	337,105	111,004
Tax payable	-	956
Derivative liability	-	407,735
Total Liabilities	422,635	692,063

Stockholders' Deficit:
Common stock; $0.0001 par value; 2,000,000,000 shares authorized, 1,379,430,584 shares issued and outstanding as of September 30, 2015 and 369,135,575 shares issued and outstanding as of December 31, 2014	137,943	36,913
Additional paid-in capital	2,678,066	1,985,268
Accumulated deficit	(3,133,171)	(2,650,658)
Total Stockholders' Deficit	(317,162)	(628,477)

Total Liabilities and Stockholders' Deficit	$105,473	$63,586

Page 2	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenues	$470	$-	$470	$-

Cost of revenues	-	-	-	-

Gross profit (loss)	470	-	470	-

Operating expenses	201,735	125,348	350,773	289,568

Loss from operations	(201,265)	(125,348)	(350,303)	(289,568)

Other (Income) Expense
Derivative expense	-	492,045	43,877	529,830
Change in fair value of derivative	(2,518)	23,728	(50,345)	27,276
Amortization of debt discount	5,000	37,848	138,260	126,879
Total Other (Income) Expense	2,482	553,621	131,792	683,985

Loss before income tax expense	(203,747)	(678,969)	(482,095)	(973,553)

Income tax (income) expense	875	-	419	-

Net loss	$(204,622)	$(678,969)	$(482,514)	$(973,553)

Basic and diluted loss per common share	(0)	(0)	(0)	(0)
Basic and diluted weighted average common shares outstanding	1,287,787,652	253,794,930	822,683,837	223,942,983

Page 3	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	For the nine	For the nine
	months ended	months ended
	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)
Operating Activities:
Net loss	$(482,514)	$(973,553)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	7,604	10,127
Common stock issued for service and stock compensation	139,800	35,000
Derivative and interest expense	56,764	533,641
Change in FV of derivatives	(50,345)	27,276
Amortization of debt discounts	138,260	126,879
Changes in operating assets and liabilities:
Accounts receivable	(470)	-
Other receivable	(673)	-
Prepaid expenses	-	495
Accrued expenses	(3,297)	46,021
Due to related party	(8,425)	2,500
Taxes payable	(956)	(956)
Net cash used by operating activities	(204,252)	(192,570)

Investing Activities:
Purchase of property and equipment	(39,544)	-
Net cash used by investing activities	(39,544)	-

Financing Activities:
Principal paid on Notes payable related parties	(1,899)	(228)
Proceeds from Notes payable	26,500	186,000
Proceeds from Notes payable related parties	228,000	31,000
Net cash provided by financing activities	252,601	216,772

Net change in cash	8,805	24,202
Cash, beginning of period	2,265	18,169

Cash, end of period	$11,070	$42,371

Non-cash investing and financing activities:
Common stock issued in settlement for debt	$199,761	$126,242
Settlement of derivative liability through conversion of notes payable	$454,267	$328,642

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$1,375	$956

Page 4	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

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

On July 25, 2014, Powerdyne International, Inc. filed an Information Statement on Schedule 14C in order to increase the authorized capital stock to 550,000,000 common shares, par value $0.0001 per share.

On January 22, 2015, Powerdyne International, Inc. filed a current report on a Definitive Information Statement on Schedule 14C in order to increase the authorized capital stock to 2,020,000,000 shares consisting of 2,000,000,000 common shares, par value $0.0001 per share and 20,000,000 shares which may be designated as common or preferred stock, par value $0.0001 per share.

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

Page 5	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

(Unaudited)

2. REVERSE MERGER ACCOUNTING (CONTINUED)

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

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission (“SEC”). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on April 14, 2015.

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

Page 6	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of September 30, 2015, the Company had an accumulated deficit of $3,133,171. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The Company’s activities will necessitate significant uses of working capital beyond September 30, 2015. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s continued research and development efforts and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities.

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

Page 7	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

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

Cash

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2015 and December 31, 2014, respectively.

Page 8	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Property and Equipment

Property and equipment is stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The equipment is depreciated over 10 years on a straight-line basis. Depreciation expense for the periods ended September 30, 2015 and 2014 was $7,604 and $10,127, respectively.

Derivatives and Hedging

In April 2008, the FASB issued a pronouncement that provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of these requirements can affect the accounting for many convertible instruments with provisions that protect holders from a decline in the stock price. Each reporting period, the Company evaluates whether convertible debt to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt agreements. The Company determined that the conversion features in the convertible notes issued during the second, third, and fourth quarters of 2014, contained such provisions and recorded such instruments as derivative liabilities. See Note 8, Convertible Debt.

Page 9	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

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

The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. The Company’s policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

Page 10	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company’s tax provision determined using an estimate of its annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Income taxes payable as of September 30, 2015 and December 31, 2014 were $-0- and $956, respectively.

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. As of September 30, 2015 and 2014, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share:

	Three Months ended September 30, 2015	Three Months ended September 30, 2014	Nine months ended September 30, 2015	Nine months ended September 30, 2014

(Income) Loss available for common shareholder	$(204,622)	$(678,969)	$(482,514)	$(973,553)
Basic and fully diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	1,287,787,652	253,794,930	822,683,837	223,942,983

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

Page 11	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

(Unaudited)

5. PROPERY AND EQUIPMENT - NET

Equipment consists of the following as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Machinery and equipment	170,631	131,087
Less impairment of equipment	(38,484)	(38,484)
	132,147	92,603
Less accumulated depreciation	(50,207)	(42,603)

Total Property and Equipment	$81,939	$50,000

Equipment is stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives: machinery and equipment 10 years. Total depreciation expense for the periods ended September 30, 2015 and 2014 was $7,604 and $10,127, respectively.

During the year ended December 31, 2014, the Company determined that machinery and equipment was impaired due to changes in technology resulting in more cost effective production of the gensets. The residual value of this machinery and equipment is $50,000, therefore $38,484 was recorded as an impairment loss. As of September 30, 2015, there is no additional impairment loss recognized.

6. LEASE

On March 11, 2015 Powerdyne International, Inc. (the “Company”) finalized its negotiations with Farmacia Brisas del Mar, a corporation organized under the laws of Puerto Rico (the “Lessee”), and the Company and the Lessee have entered into a five-year contract to lease power generating equipment to Lessee based upon power consumption. In addition, the custom designed system will also provide cogeneration capabilities with the addition of chillers to support the air conditioning demands. The agreement provides for a payment to the Company of a monthly fee equal to the greater of a set monthly base rate or a monthly base rate plus an additional amount based on kilowatt wattage. The agreement provides for termination by the Company only in the event of nonperformance by the Lessee unless Lessee pays all payments due for the remainder of the term. The agreement contains representation and warranties, default provisions and indemnification provisions typical for agreements of this type.

Page 12	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

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

On May 1, 2015 the Company issued 600,000 shares to a consultant as compensation for services rendered. The Company valued the stock at $0.0005, for a total of $300.

On July 29, 2015 the Company issued 1,000,000 shares to a consultant as compensation for services rendered. The Company valued the stock at $0.0005, for a total of $500.

On July 29, 2015 the Company issued 1,000,000 shares to a consultant as compensation for services rendered. The Company valued the stock at $0.0005, for a total of $500.

On July 29, 2015 the Company issued 90,000,000 shares to stockholder as compensation for services rendered. The Company valued the stock at $0.0005, for a total of $45,000.

On July 29, 2015 the Company issued 78,000,000 shares to stockholder as compensation for services rendered. The Company valued the stock at $0.0005, for a total of $39,000.

On July 29, 2015 the Company issued 89,000,000 shares to stockholder as compensation for services rendered. The Company valued the stock at $0.0005, for a total of $44,500.

On July 29, 2015 the Company issued 6,000,000 shares to a consultant as compensation for services rendered. The Company valued the stock at $0.0005, for a total of $3,000.

On July 29, 2015 the Company issued 3,000,000 shares to a consultant as compensation for services rendered. The Company valued the stock at $0.0005, for a total of $1,500.

Page 13	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

(Unaudited)

7. COMMON STOCK (CONTINUED)

On July 29, 2015 the Company issued 3,000,000 shares to a consultant as compensation for services rendered. The Company valued the stock at $0.0005, for a total of $1,500.

On July 29, 2015 the Company issued 2,000,000 shares to a consultant as compensation for services rendered. The Company valued the stock at $0.0005, for a total of $1,000.

On July 29, 2015 the Company issued 3,000,000 shares to a consultant as compensation for services rendered. The Company valued the stock at $0.0005, for a total of $1,500.

On July 29, 2015 the Company issued 2,000,000 shares to a consultant as compensation for services rendered. The Company valued the stock at $0.0005, for a total of $1,000.

On July 29, 2015 the Company issued 1,000,000 shares to a consultant as compensation for services rendered. The Company valued the stock at $0.0005, for a total of $500.

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

On June 11, 2014 the Company issued 7,500,000 shares in exchange for the extinguishment of $8,550 of debt held by a venture capital lender.

Page 14	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

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

Page 15	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

(Unaudited)

7. COMMON STOCK (CONTINUED)

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

On April 6, 2015 the Company issued 27,272,727 shares in exchange for the extinguishment of $3,420 of debt and $7,080 of accrued interest held by a venture capital lender. On April 27, 2015 the Company issued 35,454,545 shares in exchange for the extinguishment of $9,750 of debt held by a venture capital lender. On May 6, 2015 the Company issued 36,850,000 shares in exchange for the extinguishment of $10,134 of debt held by a venture capital lender. On May 14, 2015 the Company issued 36,780,000 shares in exchange for the extinguishment of $8,092 of debt held by a venture capital lender. On May 22, 2015 the Company issued 49,269,100 shares in exchange for the extinguishment of $10,839 of debt held by a venture capital lender. On June 4, 2015 the Company issued 30,752,045 shares in exchange for the extinguishment of $6,765 of debt held by a venture capital lender. These conversions extinguished the Company’s note payable with this venture capital lender.

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

Page 16	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

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

On July 17 2015 the Company issued 24,296,409 shares in exchange for the extinguishment of $5,000 of debt and $345 of accrued interest held by a venture capital lender. This conversion extinguished the Company’s note payable with this venture capital lender.

8. CONVERTIBLE DEBT

JMJ Financial

On December 11, 2013, the Company entered into an agreement with an another unrelated party in order to obtain short term cash flow in the form of a $25,000, ten (10) percent convertible Note Payable. The JMJ Note 1 interest accrues at zero (0) percent for the first three months and if the Company does not repay a payment of consideration on or before 90 days from its Effective Date, a one-time interest charge of 12% shall be applied to the principal sum. The maturity date is two years from the effective date of the Note Payable. JMJ has the right to convert some or all of the Note Payable into common stock of the Company at a discount rate of $0.022 or 60% of market, whichever is less. As a result of the convertible note payable, the Company realized the derivative nature of those instruments. Accordingly, the Company recognized following charges to operations: derivative expense of $14,202 and amortization of debt discounts of $719. Furthermore, the Company recognized derivative liabilities in the amount of $39,201 and debt discounts in the amount of $24,281 which is amortized.

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

Page 17	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

(Unaudited)

8. CONVERTIBLE DEBT (CONTINUED)

On June 11, 2014 JMJ exercised its right to convert $8,550 of the JMJ Note 1 into 7,500,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 305.24%; (iii) risk free rate of 0.10%, (iv) expected term of 1 year, (v) market value share price of $0.0027, and (vi) per share conversion price of $0.00114. This conversion produced an increase in additional paid in capital of $16,718 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $52,245 producing a decrease in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $8,550 and a reduction of debt discounts of the same amount.

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

Page 18	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

(Unaudited)

8. CONVERTIBLE DEBT (CONTINUED)

On August 11, 2014 the JMJ exercised its right to convert $12,444 of the JMJ Note 1 into 12,200,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 408.20%; (iii) risk free rate of 0.10%, (iv) expected term of 1 year, (v) market value share price of $0.0089, and (vi) per share conversion price of $0.00102. This conversion produced an increase in additional paid in capital of $104,008 and a decrease in the derivative liability by the same amount. There was also an increase in the change in fair value of the derivative liability of $159,857 producing an increase in the derivative liability by the same amount.

On September 17, 2014 JMJ exercised its right to convert the balance of the loan amount of $4,006 plus $4,442 of accrued and unpaid interest of the JMJ Note 1 into 12,800,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 380.81%; (iii) risk free rate of 0.12%, (iv) expected term of 1 year, (v) market value share price of $0.0032, and (vi) per share conversion price of $0.00066. This conversion produced an increase in additional paid in capital of $37,981 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $39,075 producing a decrease in the derivative liability by the same amount.

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

Page 19	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

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

On June 16, 2015 JMJ exercised its right to convert the balance of $896 of accrued and unpaid interest of the JMJ Note 1 into 4,978,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 330.75%; (iii) risk free rate of 0.11%, (iv) expected term of 1 year, (v) market value share price of $0.0005, and (vi) per share conversion price of $0.00018. This conversion produced an increase in additional paid in capital of $2,193 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $493 while producing a decrease in the derivative liability by the same amount.

The JMJ Note 1 was fully converted into common stock as of June 16, 2015.

On August 20, 2014, the note with JMJ was amended allowing the Company to borrow additional funds from the JMJ in order to obtain short term cash flow in the amount of $40,000 (“JMJ Note 2”), and the Company did borrow said amount of funds on September 4, 2014. The terms of the original note remain the same. As a result of the additional convertible note payable, the Company realized the derivative nature of those instruments. Accordingly, the Company recognized the derivative expense of $401,991, derivative liabilities in the amount of $441,991, and debt discounts in the amount of $40,000 which will be amortized throughout the term of the note.

Page 20	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

(Unaudited)

8. CONVERTIBLE DEBT (CONTINUED)

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

On March 4, 2015 JMJ exercised its right to convert $6,678 of the JMJ Note 2 into 15,900,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 312.66%; (iii) risk free rate of 0.01%, (iv) expected term of 1 year, (v) market value share price of $0.0013, and (vi) per share conversion price of $0.00042. This conversion produced an increase in additional paid in capital of $15,472 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $61,360 producing a decrease in the derivative liability by the same amount.

Page 21	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

(Unaudited)

8. CONVERTIBLE DEBT (CONTINUED)

On March 25, 2015 JMJ exercised its right to convert $6,679 of the JMJ Note 2 into 15,902,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 275.87%; (iii) risk free rate of 0.02%, (iv) expected term of 1 year, (v) market value share price of $0.0011, and (vi) per share conversion price of $0.00042. This conversion produced an increase in additional paid in capital of $11,608 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $24,950 producing a decrease in the derivative liability by the same amount.

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

On April 6, 2015 JMJ exercised its right to convert $10,332 of the JMJ Note 2 into 24,600,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 272.33%; (iii) risk free rate of 0.03%, (iv) expected term of 1 year, (v) market value share price of $0.0009, and (vi) per share conversion price of $0.00042. This conversion produced an increase in additional paid in capital of $14,900 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $5,560 producing an increase in the derivative liability by the same amount.

On April 27, 2015 JMJ exercised its right to convert $8,190 of the JMJ Note 2 into 27,300,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 346.63%; (iii) risk free rate of 0.02%, (iv) expected term of 1 year, (v) market value share price of $0.001, and (vi) per share conversion price of $0.0003. This conversion produced an increase in additional paid in capital of $21,230 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $30,004 producing an increase in the derivative liability by the same amount.

Page 22	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

(Unaudited)

8. CONVERTIBLE DEBT (CONTINUED)

On May 7, 2015 JMJ exercised its right to convert $9,480 of accrued and unpaid interest of the JMJ Note 2 into 31,600,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 336.62%; (iii) risk free rate of 0.01%, (iv) expected term of 1 year, (v) market value share price of $0.0006, and (vi) per share conversion price of $0.0003. This conversion produced an increase in additional paid in capital of $12,397 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $10,577 producing an increase in the derivative liability by the same amount.

On May 21, 2015 JMJ exercised its right to convert the balance of the loan amount of $8,121 of the JMJ Note 2 plus $298 of accrued and unpaid interest into 35,078,875 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 416.87%; (iii) risk free rate of 0.02%, (iv) expected term of 1 year, (v) market value share price of $0.0008, and (vi) per share conversion price of $0.00024. This conversion produced an increase in additional paid in capital of $21,586 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $10,577 producing an increase in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $27,798 and a reduction of debt discounts of the same amount.

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

Page 23	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

(Unaudited)

8. CONVERTIBLE DEBT (CONTINUED)

On November 10, 2014 LG exercised its right to convert $4,000 plus $162 of accrued and unpaid interest of the LG Note 1 into 5,821,244 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 374.08%; (iii) risk free rate of 0.07%, (iv) expected term of 1 year, (v) market value share price of $0.0033, and (vi) per share conversion price of $0.00072. This conversion produced an increase in additional paid in capital of $17,677 and a decrease in the derivative liability by the same amount. There was also an increase in the change in fair value of the derivative liability of $32,237 producing an increase in the derivative liability by the same amount.

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

On January 6, 2015 LG exercised its right to convert $5,000 plus $265 of accrued and unpaid interest of the LG Note 1 into 13,675,870 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 396.56%; (iii) risk free rate of 0.03%, (iv) expected term of 1 year, (v) market value share price of $0.0008, and (vi) per share conversion price of $0.00039. This conversion produced an increase in additional paid in capital of $9,085 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $24,743 producing a decrease in the derivative liability by the same amount.

Page 24	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

(Unaudited)

8. CONVERTIBLE DEBT (CONTINUED)

On February 18, 2015 LG exercised its right to convert $2,800 plus $175 of accrued and unpaid interest of the LG Note 1 into 7,727,012 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 309.01%; (iii) risk free rate of 0.02%, (iv) expected term of 1 year, (v) market value share price of $0.0009, and (vi) per share conversion price of $0.00039. This conversion produced an increase in additional paid in capital of $4,957 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $789 producing a decrease in the derivative liability by the same amount.

On March 4, 2015 LG exercised its right to convert $2,000 plus $131 of accrued and unpaid interest of the LG Note 1 into 5,535,246 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 312.66%; (iii) risk free rate of 0.01%, (iv) expected term of 1 year, (v) market value share price of $0.0013, and (vi) per share conversion price of $0.00039. This conversion produced an increase in additional paid in capital of $5,501 and a decrease in the derivative liability by the same amount. There was also an increase in the change in fair value of the derivative liability of $16,946 producing an increase in the derivative liability by the same amount.

On March 10, 2015 LG exercised its right to convert $7,600 plus $508 of accrued and unpaid interest of the LG Note 1 into 18,427,386 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 286.71%; (iii) risk free rate of 0.02%, (iv) expected term of 1 year, (v) market value share price of $0.0025, and (vi) per share conversion price of $0.00044. This conversion produced an increase in additional paid in capital of $38,530 and a decrease in the derivative liability by the same amount. There was also an increase in the change in fair value of the derivative liability of $35,507 producing an increase in the derivative liability by the same amount.

Page 25	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

(Unaudited)

8. CONVERTIBLE DEBT (CONTINUED)

On March 23, 2015 LG exercised its right to convert $7,800 of the LG Note 1 into 17,727,273 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 281.34%; (iii) risk free rate of 0.02%, (iv) expected term of 1 year, (v) market value share price of $0.0011, and (vi) per share conversion price of $0.00044. This conversion produced an increase in additional paid in capital of $12,810 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $24,330 producing a decrease in the derivative liability by the same amount.

On March 31, 2015, the Company revalued the derivative value of the $800 LG Note 1 using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 286.81%; (iii) risk free rate of 0.05%, (iv) expected term of 1 year, (v) market value share price of $0.0009, and (vi) per share conversion price of $0.0005. The Company determined the derivative value to be $802 as of March 31, 2015, which represents a change in the fair value of the derivative in the amount of $512 as compared to the derivative value on March 23, 2015. Accordingly, the Company recorded a decrease in the change in fair value of the derivative liability of $512 while also decreasing the derivative liability from $12,810 to $802 as of March 31, 2015. In addition, the Company recorded an amortization of debt discount of $20,757 and a reduction of debt discounts of the same amount.

On April 15, 2015 LG exercised its right to convert the balance of the loan amount of $800 of the LG Note 1 plus $60 of accrued and unpaid interest of the Note into 2,233,220 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 266.43%; (iii) risk free rate of 0.02%, (iv) expected term of 1 year, (v) market value share price of $0.0011, and (vi) per share conversion price of $0.00039. This conversion produced an increase in additional paid in capital of $1,620 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $818 producing an increase in the derivative liability by the same amount.

The LG Note 1 was fully converted into common stock as of April 15, 2015.

Page 26	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

(Unaudited)

8. CONVERTIBLE DEBT (CONTINUED)

On September 4, 2014, the Company entered into an agreement with the LG (“LG Note 2”) in order to obtain short term cash flow in the form of a $26,500, eight (8) percent convertible Note Payable. The maturity date is one year from the effective date of the Note Payable. The lender has the right to convert at 55% of the lowest trading price of the Company’s common stock during the twenty day period prior to the conversion date after 180 days. As of March 3, the Company realized the derivative nature of those instruments. Accordingly, the Company recognized following charge to operations: derivative expense of $25,961. Furthermore, the Company recognized derivative liabilities in the amount of $52,461 and debt discounts in the amount of $26,500 which is amortized throughout the term of the note.

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

On April 28, 2015 LG exercised its right to convert $6,500 of the LG Note 2 plus $76 of accrued and unpaid interest of the Note into 23,910,945 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 374.08%; (iii) risk free rate of 0.09%, (iv) expected term of 1 year, (v) market value share price of $0.0008, and (vi) per share conversion price of $0.00028. This conversion produced an increase in additional paid in capital of $16,330 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $29,900 producing an increase in the derivative liability by the same amount.

On May 11, 2015 LG exercised its right to convert of $8,000 of the LG Note 2 plus $116 of accrued and unpaid interest of the Note into 29,511,745 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 374.08%; (iii) risk free rate of 0.09%, (iv) expected term of 1 year, (v) market value share price of $0.0006, and (vi) per share conversion price of $0.00028. This conversion produced an increase in additional paid in capital of $14,338 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $16,368 producing an increase in the derivative liability by the same amount.

Page 27	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

(Unaudited)

8. CONVERTIBLE DEBT (CONTINUED)

On May 21, 2015 LG exercised its right to convert $7,300 plus $122 of accrued and unpaid interest of the LG Note 2 into 33,734,545 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 416.87%; (iii) risk free rate of 0.02%, (iv) expected term of 1 year, (v) market value share price of $0.0008, and (vi) per share conversion price of $0.00024. This conversion produced an increase in additional paid in capital of $21,586 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $10,577 producing an increase in the derivative liability by the same amount.

On May 28, 2015 LG exercised its right to convert the balance of the loan amount of $4,700 of the LG Note 2 plus $86 of accrued and unpaid interest of the Note into 21,752,272 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 312.66%; (iii) risk free rate of 0.01%, (iv) expected term of 1 year, (v) market value share price of $0.0006, and (vi) per share conversion price of $0.00022. This conversion produced an increase in additional paid in capital of $10,038 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $4,528 producing a decrease in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $13,035 and a reduction of debt discounts of the same amount.

The LG Note 2 was fully converted into common stock as of May 28, 2015.

Page 28	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

(Unaudited)

8. CONVERTIBLE DEBT (CONTINUED)

On November 6, 2014, the Company entered into an agreement with LG (“LG Note 3”) in order to obtain short term cash flow in the form of a $26,500, eight (8) percent convertible Note Payable. The maturity date is one year from the effective date of the Note Payable. The lender has the right to convert at 55% of the lowest trading price of the Company’s common stock during the twenty day period prior to the conversion date after 180 days. As of May 6, the Company realized the derivative nature of those instruments. Accordingly, the Company recognized following charge to operations: derivative expense of $3,127. Furthermore, the Company recognized derivative liabilities in the amount of $29,627 and debt discounts in the amount of $26,500 which is amortized throughout the term of the note.

On June 5, 2015 LG exercised its right to convert $6,500 plus $389 of accrued and unpaid interest of the LG Note 3 into 31,313,318 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 354.31%; (iii) risk free rate of 0.03%, (iv) expected term of 1 year, (v) market value share price of $0.0005, and (vi) per share conversion price of $0.00022. This conversion produced an increase in additional paid in capital of $11,946 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $2,210 producing an increase in the derivative liability by the same amount.

On June 19, 2015 LG exercised its right to convert of $7,525 plus $473 of accrued and unpaid interest of the LG Note 3 into 48,474,848 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 362.43%; (iii) risk free rate of 0.01%, (iv) expected term of 1 year, (v) market value share price of $0.0005, and (vi) per share conversion price of $0.000165. This conversion produced an increase in additional paid in capital of $23,698 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $25,980 producing an increase in the derivative liability by the same amount.

On June 30, 2015 LG exercised its right to convert $7,475 plus $488 of accrued and unpaid interest of the LG Note 3 into 48,262,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 362.43%; (iii) risk free rate of 0.01%, (iv) expected term of 1 year, (v) market value share price of $0.0006, and (vi) per share conversion price of $0.000165. This conversion produced an increase in additional paid in capital of $22,983 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $4,251 producing a decrease in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $21,500 and a reduction of debt discounts of the same amount.

Page 29	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

(Unaudited)

8. CONVERTIBLE DEBT (CONTINUED)

As of June 30, 2015 the outstanding balance is $5.000 with $5,000 of unamortized debt discount and derivative liabilities of $10,179.

On July 17, 2015 LG exercised its right to convert the balance of the loan amount of $5,000 of the LG Note 3 plus $345 of accrued and unpaid interest of the Note into 24,296,409 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 271.66%; (iii) risk free rate of 0.03%, (iv) expected term of 1 year, (v) market value share price of $0.0005, and (vi) per share conversion price of $0.00022. This conversion produced an increase in additional paid in capital of $7,661 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $2,518 producing a decrease in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $5,000 and a reduction of debt discounts of the same amount.

The LG Note 3 was fully converted into common stock as of July 17, 2015.

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

Page 30	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

(Unaudited)

8. CONVERTIBLE DEBT (CONTINUED)

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

On March 20, 2015 Tonaquint exercised its right to convert $10,000 of the Tonaquint Note into 25,974,026 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 361.79%; (iii) risk free rate of 0.11%, (iv) expected term of 1 year, (v) market value share price of $0.0014, and (vi) per share conversion price of $0.00039. This conversion produced an increase in additional paid in capital of $32,828 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $38,582 producing an increase in the derivative liability by the same amount.

Page 31	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

(Unaudited)

8. CONVERTIBLE DEBT (CONTINUED)

On March 31, 2015, the Company revalued the derivative value of the $49,000 Tonaquint Note using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 314.24%; (iii) risk free rate of 0.14%, (iv) expected term of 1 year, (v) market value share price of $0.0009, and (vi) per share conversion price of $0.00048. The Company determined the derivative value to be $73,476 as of March 31, 2015, which represents a change in the fair value of the derivative in the amount of $87,381 as compared to the derivative value on March 20, 2015. Accordingly, the Company recorded a non-cash decrease in the change in fair value of the derivative of $87,381 while also decreasing the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $12,329 and a reduction of debt discounts of the same amount.

On April 6, 2015 Tonaquint exercised its right to convert $10,500 of the Tonaquint Note into 27,272,727 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 299.43%; (iii) risk free rate of 0.10%, (iv) expected term of 1 year, (v) market value share price of $0.0009, and (vi) per share conversion price of $0.000385. This conversion produced an increase in additional paid in capital of $19,755 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $32,036 producing an increase in the derivative liability by the same amount.

On April 27, 2015 Tonaquint exercised its right to convert $9,750 of the Tonaquint Note into 35,454,545 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 325.44%, (iii) risk free rate of 0.10%, (iv) expected term of 1 year, (v) market value share price of $0.001, and (vi) per share conversion price of $0.000275. This conversion produced an increase in additional paid in capital of $30,347 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $56,110 producing an increase in the derivative liability by the same amount.

Page 32	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

(Unaudited)

8. CONVERTIBLE DEBT (CONTINUED)

On May 6, 2015 Tonaquint exercised its right to convert $10,134 of the Tonaquint Note into 36,850,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 331.74%, (iii) risk free rate of 0.08%, (iv) expected term of 1 year, (v) market value share price of $0.0006, and (vi) per share conversion price of $0.000275. This conversion produced an increase in additional paid in capital of $17,630 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $49,186 producing a decrease in the derivative liability by the same amount.

On May 14, 2015 Tonaquint exercised its right to convert $8,092 of the Tonaquint Note into 36,780,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 318.49%, (iii) risk free rate of 0.08%, (iv) expected term of 1 year, (v) market value share price of $0.0005, and (vi) per share conversion price of $0.00022. This conversion produced an increase in additional paid in capital of $14,370 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $932 producing an increase in the derivative liability by the same amount.

On May 22, 2015 Tonaquint exercised its right to convert $10,839 of the Tonaquint Note into 49,269,100 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 328.57%, (iii) risk free rate of 0.08%, (iv) expected term of 1 year, (v) market value share price of $0.0006, and (vi) per share conversion price of $0.00022. This conversion produced an increase in additional paid in capital of $23,791 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $7,374 producing an increase in the derivative liability by the same amount.

Page 33	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

(Unaudited)

8. CONVERTIBLE DEBT (CONTINUED)

On June 4, 2015 the Investor/Lender exercised its right to convert the balance of the loan amount of $6,765 of the Tonaquint Note into 30,752,045 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 337.37%, (iii) risk free rate of 0.02%, (iv) expected term of 1 year, (v) market value share price of $0.0005, and (vi) per share conversion price of $0.00022. This conversion produced an increase in additional paid in capital of $11,872 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $2,977 producing a decrease in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $19,452 and a reduction of debt discounts of the same amount.

The Tonaquint Note was fully converted into common stock as of June 4, 2015.

The total amount of derivative liabilities at September 30, 2015 and December 31, 2014 was $-0- and $407,735, respectively.

			Change In			Change In			Change In
			Fair Value			Fair Value			Fair Value
			of			of			of
			Derivative			Derivative			Derivative
Note:	12/31/2014	Initial	Liabilities	3/31/2015	Initial	Liabilities	6/30/2015	Initial	Liabilities	9/30/2015
JMJ#1	6,339	-	(3,076)	3,263	-	(3,263)	-	-	-	-
JMJ#2	176,689	-	(129,725)	46,964	-	(46,964)	-	-	-	-
LGCapital#1	69,604	-	(68,802)	802	-	(802)	-	-	-	-
LGCapital#2	-	52,461	(16,363)	36,098	-	(36,098)	-	-	-	-
LGCapital#3	-	-	-	-	44,416	(34,237)	10,179	-	(10,179)	-
Tonaquint	155,103	-	(81,627)	73,476	-	(73,476)	-	-	-	-
Total	407,735	52,461	(299,593)	160,603	44,416	(194,840)	10,179	-	(10,179)	-

9. RELATED PARTY – Promissory Note

The Company obtained short-term cash flow from a related party in the form of three demand Notes Payable in the aggregate amount of $10,000 which have been outstanding since the year ended December 31, 2012. Two notes were amended and extended during 2014, and one note was amended and extended during the quarter ended September 30, 2015, changing the maturity date to one year later than what was on original notes. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			9/30/15	12/31/14
Promissory note 1	$6,000	7%	$1,289	$975	9/4/2016
Promissory note 2	$2,000	7%	$418	$314	10/1/2015
Promissory note 3	$2,000	7%	$395	$290	12/3/2015
Total	$10,000		$2,102	$1,579

The Company obtained short-term cash flow from a related party in the form of nine demand Notes Payable in the aggregate amount of $70,953 during the period from 2012 through December 31, 2014. During the quarters ended September 30, 2015, June 30, 2015 and March 31, 2015 the Company borrowed $53,000, $115,000 and $60,000, respectively, in the form of eight demand notes. The Company repaid the principal amount of $453 during the year ended December 31, 2014, and $1,199 during the quarter ended March 31, 2015, and $700 during the quarter ended June 30, 2015. Notes 1 through 6 were amended and extended during 2014, changing the maturity date to one year later than what was on original notes. Notes 1 and 6 were amended again during the quarter ended September 30, 2015, changing the maturity date to one year later than what was on original notes. The Notes bear an interest rate of 7% per annum and are unsecured.

Page 34	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

(Unaudited)

9. RELATED PARTY – Promissory Note (CONTINUED)

Note	Principal	Rate	Accrued interest		Maturity
			9/30/15	12/31/14
Promissory note 1	$5,000	7%	$1,083	$821	7/25/2016
Promissory note 2	$11,000	7%	$2,261	$1,686	10/22/2015
Promissory note 3	$15,000	7%	$2,989	$2,203	11/24/2015
Promissory note 4	$102	7%	$21	$16	10/22/2015
Promissory note 5	$879	7%	$175	$129	11/24/2015
Promissory note 6	$972	7%	$211	$160	7/25/2016
Promissory note 7	$22,648	7%	$2,358	$1,148	5/4/2016
Promissory note 8	$7,000	7%	$395	$28	12/11/2016
Promissory note 9	$6,000	7%	$326	$12	12/22/2016
Promissory note 10	$25,000	7%	$1,275	$-	1/8/2017
Promissory note 11	$35,000	7%	$1,598	$-	2/5/2017
Promissory note 12	$40,000	7%	$1,350	$-	4/8/2017
Promissory note 13	$30,000	7%	$857	$-	5/5/2017
Promissory note 14	$45,000	7%	$854	$-	6/24/2017
Promissory note 15	$25,000	7%	$312	$-	7/28/2017
Promissory note 16	$15,000	7%	$121	$-	8/20/2017
Promissory note 17	$13,000	7%	$25	$-	9/21/2017
Total	$296,601		$16,210	$6,203

The Company obtained short-term cash flow from a related party in the form of four demand Notes Payable in the aggregate amount of $6,504 during the period from 2012 through March 31, 2013. Notes 1 and 2 were amended and extended during 2014, changing the maturity date to one year later than what was on original notes. Notes 3 and 4 were amended and extended during the quarter ended March 31, 2015, changing the maturity date to one year later than what was on original notes. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			9/30/15	12/31/14
Promissory note 1	$234	7%	$46	$34	12/5/2015
Promissory note 2	$170	7%	$34	$25	11/18/2015
Promissory note 3	$4,100	7%	$760	$546	2/5/2016
Promissory note 4	$2,000	7%	$370	$265	2/7/2016
Total	$6,504		$1,211	$870

Page 35	The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2015 and 2014

(Unaudited)

9. RELATED PARTY – Promissory Note (CONTINUED)

The Company obtained short-term cash flow from a related party in the form of two demand Notes Payable in the aggregate amount of $18,000 during the year of 2013. Both notes were amended and extended during the quarter ended March 31, 2015, changing the maturity date to one year later than what was on original note. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			9/30/15	12/31/14
Promissory note 1	$10,000	7%	$1,824	$1,300	2/21/2016
Promissory note 2	$8,000	7%	$1,421	$1,002	3/18/2016
Total	$18,000		$3,245	$2,302

The Company obtained short-term cash flow from a related party in the form of one demand Note Payable in the aggregate amount of $6,000 during the year of 2014. The Note bears an interest rate of 7% per annum and is unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			6/30/15	12/31/14
Promissory note 1	$6,000	7%	$484	$170	8/6/2016
Total	$6,000		$484	$170

During the three months ended September 30, 2015 the total amount of related party loan proceeds was $53,000. The total interest accrued on related party loans at September 30, 2015 and December 31, 2014 was $23,252 and $11,124, respectively.

From time to time, the Company advances amounts to stockholders, as well as receives payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. The balance of advances to stockholder as of September 30, 2015 and December 31, 2014 was $11,321 and $11,321, respectively. Amounts accrued, but not yet paid as due to related party at September 30, 2015 and December 31, 2014 was $25,000 and $33,425, respectively.

10. COMMITMENTS AND CONTINGENCIES

Litigation

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

Page 36	The accompanying notes are an integral part of these unaudited condensed financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a development stage company and have experienced losses since our inception. Our independent auditors have issued a report raising substantial doubt about our ability to continue as a going concern. We have only entered into one agreement for the leasing of our equipment to date and have derived minimal revenue from such agreement.  Our sources of cash to date have been capital invested by shareholders and venture capital investors/lenders. We have begun to generate revenue during the three months ended September 30, 2015.

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

The following discussion and analysis of Powerdyne International, Inc. financial condition and results of operations are based on the unaudited financial statements as of September 30, 2015 and December 31, 2014 and three and nine months ended September 30, 2015 and 2014, which were prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

Plan of Operations

The Company's strategy is to pursue selected opportunities in markets where inexpensive and environmentally friendly power sources are needed and/or required.

Results of Operations - The three months and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014:

Revenues

Powerdyne International, Inc. did generate revenues during the three months and nine months ended September 30, 2015 but did not generate revenues during the three and nine months ended September 30, 2014.

Total operating expenses

During the three months ended September 30, 2015, total operating expenses increased 60.94% to $201,735 from $125,348 for the three months ended September 30, 2014. During the nine months ended September 30, 2015, total operating expenses increased 21.14% to $350,773 from $289,568 for the nine months ended September 30, 2014. The increase from September 30, 2014 to September 30, 2015 is related primarily due to increases of $7,394 in salaries and wages, $15,867 in outside sales consultant, $13,186 in consulting fees, $4,483 in freight and delivery, $6,653 in filing fees, $3,950 in permit fees, $12,875 in materials and supplies, and $128,500 in non-employee stock compensation. This increase was offset by decreases of $6,740 in interest expense, $5,040 in venture capital finders’ fees, $34,323 in legal and accounting, and $95,750 in PR and promotion.

Net loss

During the three months ended September 30, 2015, the net loss decreased 69.86% to $204,622 from $678,969 for the three months ended September 30, 2014. During the nine months ended September 30, 2015, the net loss decreased 50.44% to $482,514 from $973,553 for the nine months ended September 30, 2014. Other expenses included amortization of debt expense, and derivative expense from the notes issued to investors and change in fair value of derivatives related to the note issuances.

Liquidity and Capital Resources

As of September 30, 2015 and December 31, 2014, Powerdyne International, Inc. had working capital deficits of $399,101 and $678,477, respectively. For the nine months ended September 30, 2015, Powerdyne International, Inc. had $8,805 increase in net cash. The cash used in operations of $204,252 was primarily due to net loss from operations of $482,514 plus non-cash expenses of $7,604 of depreciation, common stock issued for services and stock compensation of $139,800, $56,764 of derivative related expenses, and $138,260 of amortization of debt discounts, less decreases in the change in fair value of derivatives of $50,345, $470 increase in accounts receivable, $673 increase in other receivable, $3,297 decrease in accrued expenses, $8,425 decrease in due to related party and a decrease of $956 in taxes payable. The total cash used in investing activities of $39,544 was due to purchase of assets of the same amount. The total cash provided by financing activities of $252,601 was due to $26,500 of proceeds of notes payable to third parties, $228,000 of proceeds of notes payable to related parties, less repayment of principal on notes payable to related parties of $1,899.

We currently owe $337,105 (exclusive of interest) under notes due to related parties, of which $13,102 is due October 2015, $16,049 is due November 2015, $2,234 is due December 2015, $16,100 is due February 2016, $8,000 is due March 2016, $22,648 is due May 2016, $5,972 is due July 2016, $6,000 is due August 2016, $6,000 is due September 2016, $13,000 is due December 2016, $25,000 is due January 2017, $35,000 is due February 2017, $40,000 is due April 2017, $30,000 is due May 2017, $45,000 is due June 2017, $25,000 is due July 2017, $15,000 is due August 2017, and $13,000 is due September 2017. There can be no assurance that we will have the requisite funding to repay these loans when due.

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

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2015 and December 31, 2014, the carrying value of certain financial instruments such as accounts receivable, accounts payable, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the insufficient controls over timely financial statement preparation and review as well as over the preparation and review around accounting for certain complex transactions.

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

No other changes in our internal control over financial reporting occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 17, 2015 we issued 24,296,409 shares of common stock in exchange for the extinguishment of $5,000 of debt held by a venture capital lender. These issuances of shares of common stock in exchange for the debt was exempt from registration under Section 3(a) (9) as the exchange was with existing holders and no commission or other remuneration was payed or given in connection with the exchange.

On July 29, 2015 we issued 1,000,000 shares of our common stock to a consultant for services provided. The issuance of the shares was made in reliance upon Section 4(a) (2) of the Securities Act of 1933, as amended, the consultant represented that it was an accredited investor and no general solicitation was used.

On July 29, 2015 we issued 1,000,000 shares of our common stock to a consultant for services provided. The issuance of the shares was made in reliance upon Section 4(a) (2) of the Securities Act of 1933, as amended, the consultant represented that it was an accredited investor and no general solicitation was used.

On July 29, 2015 we issued 90,000,000 shares of our common stock to a stockholder for services provided. The issuance of the shares was made in reliance upon Section 4(a) (2) of the Securities Act of 1933, as amended, the stockholder represented that they were an accredited investor and no general solicitation was used.

On July 29, 2015 we issued 78,000,000 shares of our common stock to a stockholder for services provided. The issuance of the shares was made in reliance upon Section 4(a) (2) of the Securities Act of 1933, as amended, the stockholder represented that they were an accredited investor and no general solicitation was used.

On July 29, 2015 we issued 89,000,000 shares of our common stock to a stockholder for services provided. The issuance of the shares was made in reliance upon Section 4(a) (2) of the Securities Act of 1933, as amended, the stockholder represented that they were an accredited investor and no general solicitation was used.

On July 29, 2015 we issued 6,000,000 shares of our common stock to a consultant for services provided. The issuance of the shares was made in reliance upon Section 4(a) (2) of the Securities Act of 1933, as amended, the consultant represented that it was an accredited investor and no general solicitation was used.

On July 29, 2015 we issued 3,000,000 shares of our common stock to a consultant for services provided. The issuance of the shares was made in reliance upon Section 4(a) (2) of the Securities Act of 1933, as amended, the consultant represented that it was an accredited investor and no general solicitation was used.

On July 29, 2015 we issued 3,000,000 shares of our common stock to a consultant for services provided. The issuance of the shares was made in reliance upon Section 4(a) (2) of the Securities Act of 1933, as amended, the consultant represented that it was an accredited investor and no general solicitation was used.

On July 29, 2015 we issued 2,000,000 shares of our common stock to a consultant for services provided. The issuance of the shares was made in reliance upon Section 4(a) (2) of the Securities Act of 1933, as amended, the consultant represented that it was an accredited investor and no general solicitation was used.

On July 29, 2015 we issued 3,000,000 shares of our common stock to a consultant for services provided. The issuance of the shares was made in reliance upon Section 4(a) (2) of the Securities Act of 1933, as amended, the consultant represented that it was an accredited investor and no general solicitation was used.

On July 29, 2015 we issued 2,000,000 shares of our common stock to a consultant for services provided. The issuance of the shares was made in reliance upon Section 4(a) (2) of the Securities Act of 1933, as amended, the consultant represented that it was an accredited investor and no general solicitation was used.

On July 29, 2015 we issued 1,000,000 shares of our common stock to a consultant for services provided. The issuance of the shares was made in reliance upon Section 4(a) (2) of the Securities Act of 1933, as amended, the consultant represented that it was an accredited investor and no general solicitation was used.

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

POWERDYNE INTERNATIONAL, INC.

Dated: November 23, 2015	By:	/s/ James F. O’Rourke
Chief Executive Officer (Principal Executive Officer)

Dated: November 23, 2015	By:	/s/ Linda H. Madison
Chief Financial Officer (Principal Accounting Officer)

Page 43