Form 10-K
period 2015-12-31
POWERDYNE INTERNATIONAL, INC.
filed 2016-04-14
CIK 1435617

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Name of each exchange on which registered: None

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
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2015, the last day of the registrant’s recently completed second quarter, was approximately $740,109.00, based upon the average bid and asked price of such common equity on that date.

$0 based on $0 which was the closing price at which the registrant’s common stock was last sold on that date

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at December 31, 2015
Common Stock, par value $0.0001	1,379,430,584 shares

Documents incorporated by reference: None

POWERDYNE INTERNATIONAL, INC.

FORM 10-K

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include the risks noted under there are factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements.

Unless the context requires otherwise, references to “we,” “us,” “our,” and “Powerdyne,” refer to Powerdyne International, Inc.

ITEM 1. BUSINESS

Overview

We are a company which provides independent, cost-effective, green electric~~al~~ power through the leasing of electrical generation equipment under the trade name “PDI Power Solutions”. To date, we have entered into one agreement for the leasing of our equipment that has generated $752 in revenue. Our PDI Power Solution is a customized green power solution which allows a client to operate either independent of the grid (forming his own micro-grid) with the option for cogeneration (CHPC) or to operate while allowing the grid to act as a UPS System (uninterruptable power supply) if he chooses. Each PDI Power Solution is customized to meet our individual client’s unique power requirements. This is accomplished by using a modular design approach for the integration of all the components which make up each system. A typical PDI Power Solution is made up of a generator (gaseous), system controller (which allows for remote diagnostics, monitoring and control of a parallel generator system), a modified cooling system, an optional heat exchanger or chiller all packaged in either a weather proof/sound attenuated enclosure. Cogeneration capability CHPC (combination heat/power/cooling) is achieved by adding a closed loop cooling system to the generator~~s~~ with the addition of a heat exchanger and/or chiller. The heat exchanger produces hot water which can be used for heating and/or for preheating water. The chillers provide cooling to support air conditioning or refrigeration needs. PDI Power Solutions are intended to be either stationary or portable power systems ready for rapid global deployment taking only a few hours for installation. These systems can be packaged into modules which will provide as much as 50 megawatts of power.

We intend to acquire all the components needed to make a PDI Power Solution and either have them installed at the generator manufacturer’s facility to our specifications or integrated at the client’s site. We have developed strategic alliances with both our generator manufacturer and installation contractor to allow assembly of the system’s component parts either at the manufacturer’s or client’s facility.

Our potential customers include a variety of small to medium size manufacturing companies, hotels and commercial enterprises worldwide. In addition our power solutions are ideal for such large end users such as seaports, commercial laundries, airports and the like. However, we initially intend to focus our marketing and sales efforts in the Caribbean and California markets, where we believe there is a great need for independent cost effective reliable power. The equipment lease that we recently entered into is for the leasing of a PDI Power Solution~~s~~ in Puerto Rico. Once established in the Caribbean and California, we intend to expand our marketing throughout North America and as we move into other regions in North America we plan to increase the power ratings of the PDI Power Solutions to include multi-megawatt power generating systems.

On March 11, 2015, we entered into our first equipment lease with Farmacia Brisas del Mar, a Puerto Rican corporation (the “Lessee”); the agreement is for a term of five years. The custom designed system will also be able to provide cogeneration capabilities with the addition of chillers to support the customer’s air conditioning needs. The agreement provides for a payment to us of a monthly fee equal to the greater of a set monthly base rate or a monthly base rate plus an additional amount based on kilowatt wattage. The agreement provides for termination only in the event of nonperformance by us unless Lessee pays all payments due for the remainder of the term. The agreement contains representation and warranties, default provisions and indemnification provisions typical for agreements of this type.

We have a brief history in our current line of business and have experienced losses since our inception. As shown in the financial statements, we have incurred an accumulated deficit of $3,189,717 from inception to December 31, 2015 and our independent registered public accounting firm has issued language in their audit report raising substantial doubt about our ability to continue as a going concern.

Products

Our product (PDI Power Solution) is a self-contained generator powered by a gaseous fueled engine which drives an electrical generator. The unit runs on natural gas, propane or other gaseous fuels; it is compact, lightweight and clean burning. As a result, the units produce low emissions and are energy-efficient.

The basis of our overall business is founded on the ability to produce electrical power using state-of-the-art technology to produce electricity at a lower cost than the existing means of producing or providing primary electric power (Spark Price: the difference between the cost of electricity provided by the utility company and the cost of electricity produced by a PDI Power Solution), in its target markets. We expect that the difference between our cost to produce electrical power and the current billing rate of existing local utility providers will present savings for our customers and a continual revenue stream for us.

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

Business Model

We plan to develop our business, producing and distributing primary electrical power and cogeneration CHCP capabilities through the PDI Power Solution product offerings, under long term master lease agreements, similar to the one we signed with Farmacia Brisas del Mar, at fixed base rates plus a fixed rate for the use of incremental power above the fixed rate. Installation, service and maintenance of the PDI Power Solution are initially being provided through independent contractors, at no cost to the customer.

We intend to provide a viable alternative for local utilities to reduce the demand on the primary grid by using our equipment and power, thereby increasing the limits and capabilities of the primary grid. By using our equipment, we expect that the customer will be able to solve several problems at once. First, expensive and polluting diesel units are replaced with cost-efficient, greener gensets. Second, the customer’s cost to produce the electrical power is reduced. Third, savings go directly to the bottom line on a monthly basis, no need to apply for energy credit annually. Fourth, maintenance is provided exclusively by us, thereby allowing the customer to reduce its workforce. Fifth, any tank farms and all other diesel support equipment or infrastructure can be dismantled and removed from the customer’s site.

Our History

Our company was incorporated in the State of Delaware in September 2006 and was formerly known as Greenmark Acquisition Corporation (“Greenmark”). On February 7, 2011, Greenmark Acquisition Corporation and Powerdyne, Inc., a Nevada corporation (“Powerdyne Nevada”), merged with Greenmark as the surviving company. Powerdyne Nevada was formed in February 2010 in the State of Nevada and had limited operations until the time of its combination described above. As part of the merger, Greenmark Acquisition Corporation, the surviving entity, changed its name to Powerdyne International, Inc. Prior to the merger, Greenmark did not have any ongoing business or operations and was established for the purpose of completing mergers and acquisitions with a target company, such as Powerdyne Nevada.

The Market

Our market is global and our primary focus is on placing PDI Power Solutions in manufacturing and commercial operations, as well as any other existing independent power generation application that requires high quality, steady electrical power generation. We intend to lease our units based on usage to allow customers to generate electricity on a 24/7 basis. The PDI Power Solution is ideal for any medium to large commercial user wherein electricity can be delivered to the user’s location on a cost effective, reliable basis.

Entry into the Market

We plan to enter selected Target markets (i.e. the Caribbean and California) based upon the Spark~~s~~ Spread. These markets were selected because we believe they have the greatest potential for immediate acceptability of the PDI Power Solution Due to cost and reliability as well as offering the greatest profit potential. Once established, we plan to expand further into the Caribbean and North American markets using the same criteria: Spark Spread and profitability.

Pricing

Our intent is to provide electrical power at a lower price than the current utility companies. The PDI Power Solution pricing is based on the Spark Spread (the difference between the cost of electricity provided by the utility company and the cost of electricity produced by a PDI Power Solution.) Based on this model the PDI Power Solution~~s~~ can typically offer a Spark Price of 15%. If we use the Caribbean as an example with an average electric rate of $0.30/kWh, and a Spark Price of $0.05/kWh, then a client using 150,000 kWh per month would expect to save $90,000 a year using a PDI Power Solution which, in turn, would yield $450,000 in revenue per year for the five year life of the contract.

Employees

We have a total of three (3) executive officers, only one of whom, Ms. Madison, is employed on a full time basis and receives a salary. The remaining officers will not receive any compensation until, and if, we raise or procure adequate capital (through operations, financings or otherwise) to pay such compensation.

We expect that we will hire additional personnel as we expand our operations.

Our History

Our company was incorporated in the State of Delaware in September 2006 and was formerly known as Greenmark Acquisition Corporation (“Greenmark”). On February 7, 2011, Greenmark Acquisition Corporation and Powerdyne, Inc., a Nevada corporation (“Powerdyne Nevada”), merged with Greenmark as the surviving company. Powerdyne Nevada was formed in February 2010 in the State of Nevada and had limited operations until the time of its combination described above. As part of the merger, Greenmark Acquisition Corporation, the surviving entity, changed its name to Powerdyne International, Inc. Prior to the merger, Greenmark did not have any ongoing business or operations and was established for the purpose of completing mergers and acquisitions with a target company, such as Powerdyne Nevada.

Available Information

Additional information about us is contained at our website, www.powerdyneinternational.com. Information on our website is not incorporated by reference into and does not form any part of, this Annual Report on Form 10-K. We have included our website our address as a factual reference and do not intend it to be an active link to our website.. We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC as soon as reasonably practicable after those reports are filed with the SEC.

Our phone number is (401) 739-3300 and our facsimile number is (401) 734-9889

ITEM 2. PROPERTIES

Our corporate headquarters are located in a full service office suite located in a building in Warwick, Rhode Island, consisting of approximately 1,000 square feet of office space on a month-to-month lease agreement with a monthly rent of $500. We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our anticipated needs.

Additional locations may be needed in the future, primarily administrative in nature; however some may also need to be both administrative as well as support field service offices and a warehouse facility for service inventory. The decision to open addition locations will be market driven. Based on the strategic relationships that have developed with our generator suppliers and contractors, we do not see the need for manufacturing space for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Litigation

The Company is not involved in any legal proceedings and is not aware of any threatened or imminent legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since our common stock began trading in May of 2013 our common stock has been quoted on the OTC Bulletin Board under the symbol PWDY.

The following table sets forth the range of the high and low sales prices of our common stock for each of the calendar quarters during the years ended December 31, 2015 and December 31, 2014.

OTC Bulletin Board	High	Low
1st Quarter	$0.02	$0.01
2nd Quarter	$0.014	$0.0016
3rd Quarter	$0.015	$0.0016
4th Quarter	$0.0009	$0.0012
Year Ended December 31, 2014
1st Quarter	$0.0039	$0.0005
2nd Quarter	$0.0013	$0.0003
3rd Quarter	$0.0010	$0.0003
Year Ending December 31, 2015

The last price of our common stock as quoted on the OTC Bulletin Board was $0.0003.  As of December 31, 2015 we had approximately 33 stockholders of record.

Dividend Policy

We have never paid nor declared any cash dividends on our common stock to date, and do not anticipate paying such cash dividends in the foreseeable future. Whether we declare and pay dividends is determined by our Board of Directors at their discretion, subject to certain limitations imposed under Delaware corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors

Equity Compensation Plan Information

Our board of directors adopted the 2014 Stock Option Plan (the “Plan”) in 2014 to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 100,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have granted a total of 0 shares of stock as of December 31, 2015 under the Plan.

Set forth below is detail with respect to issuances under the Plan.

Plan category	Number of securities issued under equity compensation plan	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders

Equity compensation plans not approved by security holders

Total	-0-	-0-	100,000,000

Sale of Unregistered Securities

We did not sell any equity securities during the fiscal year ended December 31, 2015 in transactions that were not registered under the Securities Act of 1933, as amended, other than as previously disclosed in our filings with the Securities and Exchange Commission.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the fiscal year ended December 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA

There is no selected financial data required to be filed for a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

We are an operational company which has experienced losses since our inception. Our independent auditors have issued a report raising a substantial doubt about our ability to continue as a going concern. We have only entered into one agreement for the leasing of our equipment to date and have not yet derived any revenue from such agreement.  Our sources of cash to date have been capital invested by shareholders and venture capital investors/lenders. Our only revenue, $752, has come from our one outstanding equipment lease agreement.

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

The following discussion and analysis of our financial condition and results of operations are based on the audited condensed financial statements as of December 31, 2015 and 2014, which were prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015 found in this report.

Operations

Our strategy is to pursue selected opportunities in markets where inexpensive and environmentally friendly power sources are needed and/or required.

Results of Operations - The year ended December 31, 2015 compared to the year ended December 31, 2014:

Revenues

We did not generate any revenue during the year ending December 31, 2014 and generated revenues of $752 during the year ending December 31, 2015, respectively.

Operating expenses

During the year ended December 31, 2015 total operating expenses increased 8.60% to $407,101 from $374,840 for the year ended December 31, 2014. The increase is related mainly due to $120,254 in salaries and wages because of a reversal of accrued payroll in 2014, $17,709 in outside sales consultant expense, $9,307 in filing fees, $12,875 in materials and supplies, and $128,500 in non-employee stock compensation. This increase was offset by decreases of $15,381 in interest expense, $20,419 in legal and accounting, $103,725 in PR and promotion, $97,703 in employee stock compensation, and $38,484 in loss impairment of equipment.

Net loss

During the years ended December 31, 2015 and 2014, the net loss was $539,060 and $1,068,733, respectively. Other expenses included amortization of debt expense and derivative expense from the notes issued to investors and change in fair value of derivatives related to the note issuances.

Liquidity and Capital Resources

As of December 31, 2015 and 2014, Powerdyne International, Inc. had working capital deficits of ($373,708) and ($628,477), respectively.  The increase in working capital in 2015 of $254,769 resulted primarily from increased operating expenses of $247,888, increased investing activities of $39,956, and increase in financing activities of $287,101. For the year from December 31, 2014 to December 31, 2015, Powerdyne International, Inc. had $343 of net cash decrease. The cash used by operations of $247,888  was primarily due to net loss from operations of $539,060 less non-cash adjustments to net operating cash flows of $10,925 of depreciation, $139,800 in stock compensation, $62,979 of derivative and interest expense, $138,260 of amortization of debt discounts, a negative change of $50,345 in change in fair value of derivatives, a decrease in due to related party of $8,425, a decrease of accrued but unpaid expenses of $1,166, and a decrease of taxes payable of $456. The total cash used by investing activities of $39,956 was due to purchases of equipment. The total cash provided by financing activities of $287,101 was due to $26,500 of proceeds of notes payable to third parties, $263,000 of proceeds from notes payable to related parties, less repayment of principal on notes payable to related parties of $2,399.

We currently owe principal in the amount of $371,605 (exclusive of interest) under notes due to related parties, of which $16,100 is due February 2016, $8,000 is due March 2016, $22,147 is due May 2016, $5,973 is due July 2016, $6,000 is due August 2016, $6,000 is due September 2016, $13,000 is due December 2016, $25,000 is due January 2017, $35,000 is due February 2017, $40,000 is due April 2017, $30,000 is due May 2017, $45,000 is due June 2017, $25,000 is due July 2017, $15,000 is due August 2017, $13,000 is due September 2017, $28,102 is due October 2017, $16,049 is due November 2017, and $22,234 is due December 2017. To date, we have generated revenue of $752, however there can be no assurance that we will have the requisite funding to repay these loans when due.

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

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements ) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2015 and 2014, the carrying value of certain financial instruments such as accounts receivable, accounts payable, notes payable-related parties, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and Report of Independent Registered Accounting Firm for the years ended December 31, 2015 and 2014 are attached to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no disagreements on any matter of accounting principle or practice, financial statement disclosure or audit scope or procedure with its accountant.

ITEM 9A. CONTROLS AND PROCEDURES

We have adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, our management, including the Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Our internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our internal control over financial reporting as of December 31, 2015 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures and our internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Anton & Chia, the independent registered public accounting firm, is not required to and has not issued an attestation report on the effectiveness of the internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K during the fourth quarter covered by this Form 10-K not otherwise reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Directors and Officers are as follows:

Name	Age	Position	Year Commenced As An Officer Or Director

James F. O’Rourke	61	Chief Executive Officer and Director	2014
Arthur M. Read, II, Esq.	69	Executive Vice President, General Counsel and Director	2010
John M. Faulhaber	82	Director	2014
Robert C. Hemsen	67	Director	2014
Linda H. Madison	68	Secretary / Treasurer	2011

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

Arthur M. Read, II, Esq.

Arthur M. Read, II, Esq., serves as Executive Vice-President, General Counsel and as a Director of the Company. Mr. Read received his Bachelor of Arts degree from Bethany College in 1968, his Masters of Arts degree from the University of Rhode Island in 1971 and his Juris Doctor degree from Boston University School of Law in 1972. From 1972-2001, Mr. Read was an Associate, then Stockholder and Vice-President of Gorham & Gorham, Inc. an established Rhode Island law firm, with whom he was engaged in the general practice of law with an emphasis on litigation, commercial and business matters and had an extensive appellate practice. In 1974, Mr. Read was appointed a Special Assistant Attorney General by the Rhode Island Attorney General. In 2001, Mr. Read formed his own law practice. Admitted to practice before the Rhode Island Supreme Court; United States District Court, District of Rhode Island; United States Supreme Court; United States Tax Court; and United States Court of Appeals. Martindale-Hubble (the nationally renowned attorney rating service) has awarded Mr. Read both the highest Peer Review rating: “AV® Preeminent™” and Client Review rating: “Preeminent”. Mr. Read is a member of the Rhode Island Bar Association, the Rhode Island and American Associations for Justice. Mr. Read’s extensive legal, commercial and business experience qualifies him to serve as a director.

Robert C. Hemsen

Robert C. Hemsen, serves as a director and the Vice-Chairman of the Board of Directors. Mr. Hemsen graduated from Adelphi University with both a BBA and MBA.  An Honorable Discharged Air Force veteran, Mr. Hemsen worked in various business positions of increasing responsibility, including fifteen years in executive positions, in the merged or acquired business units of Honeywell International. These would include assignments in FRAM/Autolite, Bendix Corporation, Allied and AlliedSignal Corporations. Hemsen joined IBM in 1994 after nearly twenty-five years with Honeywell International. His industrial experience involved business units in Aerospace & Defense, Automotive OEM & Aftermarket Products, Chemicals & Specialty Materials and Information Technology & Services. He retired from IBM as its Director of Human of Resources, Corporate Development, Mergers and Acquisitions. Due to Mr. Hemsen’s commercial and business experience we selected him to serve as a director

John M. Faulhaber

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

Linda H. Madison

Linda H. Madison serves as Secretary, Principal Financial and Accounting Officer of the Company. Ms. Madison has forty years of operational and managerial experience. For the period of eighteen years prior to joining the Company, she has served in the capacity of Administrative and Legal Assistant responsible for human resources, information technology, office coordination, creating various publications and designing and maintaining complex data bases. She previously worked as the Executive Secretary and Treasurer for a large investment advisory firm in Rhode Island.

Director Independence

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by the NASDAQ Stock Market.  The Board has determined that due to each director’s relationship with us, that none of our directors is independent.

Audit Committee and Audit Committee Financial Expert

Our board of directors acts as our audit committee. Ivan Persiyanov is an “audit committee financial expert,” as that term is defined in Item 407(d) of Regulation S-K promulgated under the Securities Act.

Upon evaluating our internal controls, our board of directors determined that our internal controls are adequate to ensure that financial information is recorded, processed, summarized and reported in a timely and accurate manner in accordance with applicable rules and regulations of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These filings are publicly available on the SEC’s website at www.sec.gov. Based solely on our review of the copies of such forms received by us and our review of the SEC’s website, we believe that during fiscal year ended December 31, 2015, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with other than an inadvertent late filing for Mr. O’Rourke of his Form 3 upon his appointment as an officer and director and a Form 4 for one stock acquisition, Mr. Read of a Form 4 for one stock acquisition, Mr. Barton for his Form 3 upon his appointment as an officer and a Form 4 for one stock acquisition, Mr. Caromile for his Form 3 upon his appointment as an officer and a Form 4 for one stock acquisition, Mr. Hemsen for his Form 3 upon his appointment as a director and a Form 4 for three stock acquisitions, Mr. Euga for a Form 4 for one stock acquisition, Ms. Madison for her Form 3 upon her appointment as an officer in and a Form 4 for two stock acquisitions and Mr. Faulhaber for his Form 3 upon his appointment as a director and a Form 4 for one stock acquisition.

Code of Ethics

We have established and maintain a Code of Ethics which is applicable to all employees, officers, and directors. Our policy is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with all applicable laws and regulations. It also communicates our expectations of our employees and helps enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. In addition, the policy incorporates guidelines pertaining to topics such as environmental compliance, health and safety compliance; diversity and non-discrimination; vendor relations, employee privacy; and business continuity.

We will provide any person without charge, upon written or oral request to our corporate headquarters, a copy of our Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

		Annual	Annual	Stock		All	Annual
		Payments	Payments	And	Compensation	Other	Compensation
Name/Position	Year	Salary	Made	Options	Plans	Compensation	Total

James F. O’Rourke	2015	$0	$0	0	0	0	0
Chief Executive Officer	2014	$0	$0	0	0	0	0

Arthur M. Read II, Esq.	2015	$0	$0	0	0	0	0
Vice President	2014	$0	$0	0	0	0	0

Linda H. Madison Principal Financial Officer and	2015	$28,410.20	$0	0	0	0	$28,410.20
Principal Accounting Officer	2014	$18,004.86	$0	0	0	0	$18,004.86

No executive officer has received total compensation in excess of $100,000 in our fiscal years ended as of December 31, 2014 and December 31, 2015, respectively. Upon successful completion future funding, however, certain management personnel are entitled to receive the compensation as is discussed below in “Anticipated Officer and Director Remuneration”.

Each of the officers has received certain shares of our common stock.

Other than with respect to Ms. Madison, there are no current plans to pay or distribute cash or non-cash bonus compensation to our officers, until such time as we are profitable or experience positive cash flow. However, the Board of Directors may allocate salaries and benefits to the officers in its sole discretion. No officer is subject to a compensation plan or arrangement that results from his or her resignation, retirement, or any other termination of employment with us or from a change in control of our company or a change in his or her responsibilities following a change in control. The members of the board of directors may receive, if the board of directors so decides, a fixed fee and reimbursement of expenses, for attendance at each regular or special meeting of the board of directors, although no such program has been adopted to date. We do not currently have any retirement, pension, or profit-sharing plan covering our officers and directors; however, we plan to implement such benefits after sufficient funds are realized or raised by us (see “Anticipated Officer and Director Remuneration” below.)

Officer and Director Remuneration

During the year ended December 31, 2015, we did not pay any compensation to our directors. We intend to pay annual salaries to all our officers and to pay an annual stipend to our directors when and if sufficient funds are realized. At such time, we anticipate offering cash and non-cash compensation to officers and directors.

Although not presently offered, we anticipate that our officers and directors will be provided with a group health, vision and dental insurance program at subsidizes rates, or at our sole expense , as may be determined on a case-by-case basis by us in ours sole discretion. In addition, we plan to offer 401(k) matching funds as a retirement benefit, paid vacation days and paid holidays.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information relating to equity awards outstanding at the end of December 31, 2015 for each Named Executive Officer.

Name	Grant Date	Number of Securities Underlying Unexercised Stock Awards	Number of Securities Underlying Unexercised Stock Awards Exercisable	Number of Securities Underlying Unexercised Stock Awards Unexercisable	Grant Date fair value of Restricted Stock Awards ($/share)

Arthur M. Read, II	01/25/2016	30,000,000	30,000,000	-	$0.0002

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

		Number of Shares of
Name	Position	Common Stock	Percent of Class (1)

James F. O’Rourke	Chief Executive Officer	90,825,000	*
Arthur M. Read, II, Esq.	Executive Vice President, General Counsel and Director	90,000,000	*
John M. Faulhaber	Chairman of the Board	1,000,000	*
Robert C. Hemsen	Vice Chairman of the Board	6,010,000	*
Linda H. Madison	Secretary	90,000,000	*
Total owned by officers and directors (5)		277,835,000	20.14%
Tiber Creek (2)		500,000	*
James Cassidy (3)		2,500,000	*
James McKillop(4)		2,500,000	*

* Less than 1%

(1)	Based upon 1,379,430,584 shares outstanding.
(2)	Shares ownership information is based on information contained in a Schedule 13 G filed with the SEC on September 22, 2015
(3)	Shares ownership information is based on information contained in a Schedule 13G/A filed with the SEC on September 22, 2015
(4)	Shares ownership information is based on information contained in a Schedule 13G/A filed with the SEC on September 22, 2015

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2015 the total amount of related party loan proceeds was $263,000 and the total principal repaid on related party loans was $2,399. The total interest accrued on related party loans at December 31, 2015 and December 31, 2014 was $29,467 and $11,124, respectively.

From time to time, the Company advances amounts to stockholders, as well as receives payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. The balance of advances to stockholder as of December 31, 2015 and December 31, 2014 was $11,321 and $11,321, respectively. Amounts accrued, but not yet paid as due to related party at December 31, 2015 and December 31, 2014 was $25,000 and $33,425, respectively.

The Company obtained short-term cash flow from a related party in the form of three demand Notes Payable in the aggregate amount of $10,000 which have been outstanding since the year ended December 31, 2012. Two notes were amended and extended during 2014, and then again during the quarter ended December 31, 2015, changing the maturity date to two years from what was on amended notes. The other note was extended during the quarter ended September 30, 2015, changing the maturity date to one year later than what was on original note. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			12/31/15	12/31/14
Promissory note 1	$6,000	7%	$1,395	$975	9/4/2016
Promissory note 2	$2,000	7%	$454	$314	10/1/2017
Promissory note 3	$2,000	7%	$430	$290	12/3/2017
Total	$10,000		$2,279	$1,579

The Company obtained short-term cash flow from a related party in the form of nine demand Notes Payable in the aggregate amount of $70,953 during the period from 2012 through December 31, 2014. During the quarters ended December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015 the Company borrowed $53,000, $115,000 and $60,000 and $35,000, respectively, in the form of twelve demand notes. The Company repaid the principle amount of $2,399 and $453 during the years ended December 31, 2015 and December 31, 2014, respectively. Notes 1 through 6 were amended and extended during 2014, changing the maturity date to one year later than what was on original notes. Notes 1 and 6 were amended again during the quarter ended September 30, 2015, changing the maturity date to one year later than what was on original notes. Notes 2, 3, 4, and 5 were amended during the quarter ended December 31, 2105, changing the maturity date to two years later than what was on original notes. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			12/31/15	12/31/14
Promissory note 1	$5,000	7%	$1,171	$821	7/25/2016
Promissory note 2	$11,000	7%	$2,456	$1,686	10/22/2017
Promissory note 3	$15,000	7%	$3,254	$2,203	11/24/2017
Promissory note 4	$102	7%	$23	$16	10/22/2017
Promissory note 5	$879	7%	$191	$129	11/24/2017
Promissory note 6	$973	7%	$228	$160	7/25/2016
Promissory note 7	$22,147	7%	$2,750	$1,148	5/4/2016
Promissory note 8	$7,000	7%	$518	$28	12/11/2016
Promissory note 9	$6,000	7%	$432	$12	12/22/2016
Promissory note 10	$25,000	7%	$1,716	$-	1/8/2017
Promissory note 11	$35,000	7%	$2,215	$-	2/5/2017
Promissory note 12	$40,000	7%	$2,056	$-	4/8/2017
Promissory note 13	$30,000	7%	$1,387	$-	5/5/2017
Promissory note 14	$45,000	7%	$1,648	$-	6/24/2017
Promissory note 15	$25,000	7%	$753	$-	7/28/2017
Promissory note 16	$15,000	7%	$385	$-	8/20/2017
Promissory note 17	$13,000	7%	$254	$-	9/21/2017
Promissory note 18	$5,000	7%	$88	$-	10/13/2017
Promissory note 19	$10,000	7%	$121	$-	10/30/2017
Promissory note 20	$3,000	7%	$10	$-	12/15/2017
Promissory note 21	$17,000	7%	$55	$-	12/15/2017
Total	$331,101		$21,710	$6,203

The Company obtained short-term cash flow from a related party in the form of four demand Notes Payable in the aggregate amount of $6,504 during the period from 2012 through March 31, 2013. Notes 1 and 2 were amended and extended during 2014, and then again during the quarter ended December 31, 2015 changing the maturity date to two years from the amended maturity date. Notes 3 and 4 were amended and extended during the quarter ended March 31, 2015, changing the maturity date to one year later than what was on original notes. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			12/31/15	12/31/14
Promissory note 1	$234	7%	$50	$34	12/5/2017
Promissory note 2	$170	7%	$37	$25	11/18/2017
Promissory note 3	$4,100	7%	$833	$546	2/5/2016
Promissory note 4	$2,000	7%	$405	$265	2/7/2016
Total	$6,504		$1,325	$870

The Company obtained short-term cash flow from a related party in the form of two demand Notes Payable in the aggregate amount of $18,000 during the year of 2013. Both notes were amended and extended during the quarter ended March 31, 2015, changing the maturity date to one year later than what was on original note. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			12/31/15	12/31/14
Promissory note 1	$10,000	7%	$2,000	$1,300	2/21/2016
Promissory note 2	$8,000	7%	$1,562	$1,002	3/18/2016
Total	$18,000		$3,562	$2,302

During the year ended December 31, 2015 the total amount of related party loan proceeds was $263,000. The total interest accrued on related party loans at December 31, 2015 and December 31, 2014 was $29,467 and $11,124, respectively.

From time to time, the Company advances amounts to stockholders, as well as receives payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. The balance of advances to stockholder as of December 31, 2015 and December 31, 2014 was $11,321 and $11,321, respectively. Amounts accrued, but not yet paid as due to related party at December 31, 2015 and December 31, 2014 was $25,000 and $33,425, respectively.

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

December 31, 2014	December 31, 2015

$18,350	$22,560

Tax Fees

The Company incurred $0 for tax related services.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended December 31, 2015 and 2014.

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on preapproval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2.1	Agreement and Plan of Merger (Incorporated by reference to Exhibit 2.1 of Form S-1 (File No.: 333-172509) filed with the SEC on February 28, 2011)
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form S-1 (File No.: 333-172509) filed with the SEC on February 28, 2011)
3.2	Amended By-laws dated June 24, 2011(1)
3.3	Certificate of Merger (Incorporated by reference to Exhibit 3.3 of Form S-1 (File No.: 333-172509) filed with the SEC on February 28, 2011)
3.4	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3.4 of Form S-1 (File No.: 333-172509) filed with the SEC on February 28, 2011)
3.5	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3.5 of Form S-1 (File No.: 333-172509) filed with the SEC on February 28, 2011)
3.6	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 10.1 of Form 8-K (File No.: 000-53259) filed with the SEC on December 13, 2013)
4.1	Stock Option Plan (Incorporated by referenced to Exhibit B to DEF Schedule 14-C (File No. 000-53259) filed with the SEC on January 22, 2015)
10.1	Agreement with Merchant Banking Advisors (Incorporated by reference to Exhibit 10.1 of Form S-1 (File No.: 333-172509) filed with the SEC on June 15, 2011)
10.2	Form of subscription agreement for private placement (Incorporated by reference to Exhibit 10.1 of Form S-1 (File No.: 333-172509) filed with the SEC on June 15, 2011)
10.3	Employment agreement and amendment of Linda Madison (Incorporated by reference to Exhibit 10.1 of Form S-1 (File No.: 333-172509) filed with the SEC on June 15, 2011)+
10.5	Agreement with Tiber Creek Corporation (Incorporated by reference to Exhibit 10.1 of Form S-1 (File No.: 333-172509) filed with the SEC on December 9, 2011)
10.6	Lease agreement (Incorporated by reference to Exhibit 10.1 of Form S-1 (File No.: 333-172509) filed with the SEC on December 9, 2011)
10.7	Farmacia Birsas Del Mar Equipment Leasing Agreement(1)**
10.8	Investment Agreement (Incorporated by reference to Exhibit 10.1 of Form 8-K (File No.: 000-53259) filed with the SEC on December 13, 2013)
10.9	Registration Rights Agreement (Incorporated by reference to Exhibit 10.1 of Form 8-K (File No.: 000-53259) filed with the SEC on December 13, 2013)
14	Code of Ethics(1)
31.1	Certification of James F. O’Rourke, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)(1)
31.2	Certification of Linda H. Madison, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a)(1)
32.1	Certification of James F. O’Rourke, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)(1)
32.2	Certification of Linda H. Madison, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a)(1)
101	Interactive Data File
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

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

POWERDYNE INTERNATIONAL, INC.

Dated: April 14, 2016	By:	/s/ James F. O’Rourke
Chief Executive Officer

Dated: April 14, 2016	By:	/s/ Linda H. Madison
Principal Financial Officer and Principal Accounting Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ James F. O’Rourke	Chief Executive Officer and Director	April 14, 2016
James F. O’Rourke

/s/ Arthur M. Read, II	Executive Vice-President, General Counsel and Director	April 14, 2016
Arthur M. Read, II

/s/ John M. Faulhaber	Director and Chairman of the Board	April 14, 2016
John M. Faulhaber

/s/ Robert C. Hemsen	Director and Vice-Chairman of the Board	April 14, 2016
Robert C. Hemsen

POWERDYNE INTERNATIONAL, INC.

FINANCIAL STATEMENTS

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Powerdyne International, Inc.

 We have audited the accompanying balance sheets of Powerdyne International, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has generated $752 in revenue since inception and incurred an accumulated deficit of $ 3,189,717 since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

April 14, 2016

POWERDYNE INTERNATIONAL, INC.

BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS

Current Assets:
Cash	$1,922	$2,265
Advances to stockholder	11,321	11,321
Total current assets	13,243	13,586

Property and Equipment
Property and equipment, net	79,031	50,000

Total Assets	$92,274	$63,586

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$68,877	$72,703
Convertible notes payable, net of unamortized debt discounts of $-0- and $85,260, respectively	--	66,240
Due to related parties	25,000	33,425
Notes payable-related parties	371,605	111,004
Tax payable	500	956
Derivative liability	--	407,735
Total Liabilities	465,982	692,063

Stockholders' Deficit:
Common stock; $0.0001 par value; 2,000,000,000 shares authorized, 1,379,430,584 shares issued and outstanding as of December 31, 2015 and 369,135,575 shares issued and outstanding as of December 31, 2014	137,943	36,913
Additional paid-in capital	2,678,066	1,985,268
Accumulated deficit	(3,189,717)	(2,650,658)
Total Stockholders' Deficit	(373,708)	(628,477)

Total Liabilities and Stockholders' Deficit	$92,274	$63,586

The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2015	For the year ended December 31, 2014

Revenues	$752	$-

Cost of revenues	-	-

Gross profit (loss)	752	-

Operating expenses	407,101	374,840

Loss from operations	(406,349)	(374,840)

Other (Income) Expense
Derivative expense	43,877	668,584
Change in fair value of derivative	(50,345)	(159,406)
Amortization of debt discount	138,260	183,759
Total Other (Income) Expense	131,792	692,937

Income (loss) before income tax expense	(538,141)	(1,067,777)

Income tax (income) expense	919	956

Net income (loss)	$(539,060)	$(1,068,733)

Basic and diluted loss per common share	(0)	(0)
Basic and diluted weighted average common shares outstanding	963,014,524	246,371,285

The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Common Stock	Additional Paid-In	Common Stock Subscriptions	Accumulated	Total Stockholders' Equity
	Shares	Amount	Subscribed	Capital	Receivable	Deficit	(Deficit)

Balance, February 2, 2010 (Inception)	$1,000,000	$100	$-	$900	$-	$-	$1,000

Common stock subscribed	-	-	191,900	-	(61,915)	-	129,985

Stock issued for change in control	188,000,000	18,800	-	(18,800)	-	-	-
Stock issued for services	16,000,000	1,600	-	158,400	-	-	160,000
Net loss for the period	-	-	-	-	-	(306,270)	(306,270)
Balance, December 31, 2010	205,000,000	$20,500	$191,900	$140,500	$(61,915)	$(306,270)	$(15,285)

Recapitalization shares contributed from reverse merger agreement	(84,526,666)	(8,453)	-	8,453	-	-	-
Issuance pursuant to merger agreement for services - fair valued	32,500,000	3,250	-	321,750	-	-	325,000
Issuance per cash considerations in relation to the stockholder subscription	36,026,666	3,603	(191,900)	523,997	(102,200)	-	233,500
Common stock issued	2,750,000	275	-	62,225	164,115	-	226,615
Net loss for the year	-	-	-	-	-	(745,789)	(745,789)
Balance, December 31, 2011	191,750,000	19,175	-	1,056,925	-	(1,052,059)	24,041

Issuance per cash considerations in relation to the stockholder subscription	966,667	97	-	28,903	-	-	29,000
Stock issued for services	500,000	50	-	4,950	-	-	5,000
Net loss for the year	-	-	-	-	-	(127,971)	(127,971)
Balance, December 31, 2012	193,216,667	19,322	-	1,090,778	-	(1,180,030)	(69,930)

Common stock issued for services	2,265,884	226	-	155,774	-	-	156,000
Common stock issued in exchange for debt	1,190,476	119	-	14,881	-	-	15,000
Settlement of derivative liability through conversion of notes payable	-	-	-	24,754	-	-	24,754
Net loss for the year	-	-	-	-	-	(401,894)	(401,894)
Balance, December 31, 2013	196,673,027	19,667	-	1,286,187	-	(1,581,925)	(276,071)

Settlement of derivative liability through conversion of notes payable	-	-	-	411,876	-	-	411,876
Stock issued for services	46,078,214	4,608	-	138,095	-	-	142,703
Common stock issued in exchange for debt	126,384,334	12,638	-	149,110	-	-	161,748
Net loss for the period			-		-	(1,068,733)	(1,068,733)
Balance, December 31, 2014	369,135,575	36,913	-	1,985,268	-	(2,650,658)	(628,477)

Settlement of derivative liability through conversion of notes payable	-	-	-	454,267	-	-	454,267
Stock issued for services	279,600,000	27,960	-	111,840	-	-	139,800
Common stock issued in exchange for debt	730,695,009	73,070	-	126,691	-	-	199,761
Net loss for the period	-	-	-	-	-	(539,060)	(539,060)
Balance, December 31, 2015	1,379,430,584	137,943	-	2,678,066	-	(3,189,717)	(373,708)

The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2015	For the year ended December 31, 2014
Operating Activities:
Net loss	$(539,060)	$(1,068,733)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	10,925	13,240
Loss from impairment and disposal loss	-	39,373
Common stock issued for service and stock compensation	139,800	142,703
Derivative and interest expense	62,979	692,249
Change in FV of derivatives	(50,345)	(159,406)
Amortization of debt discounts	138,260	183,759
Changes in operating assets and liabilities:
Accounts receivable	-	-
Other receivable	-	-
Prepaid expenses	-	495
Accrued expenses	(1,166)	(107,806)
Due to related party	(8,425)	19,175
Taxes payable	(456)	-
Net cash used in operating activities	(247,488)	(244,951)

Investing Activities:
Purchase of property and equipment	(39,956)	-
Net cash used by investing activities	(39,956)	-

Financing Activities:
Principal paid on Notes payable related parties	(2,399)	(453)
Proceeds from Notes payable	26,500	185,500
Proceeds from Notes payable related parties	263,000	44,000
Net cash provided in financing activities	287,101	229,047

Net change in cash	(343)	(15,904)
Cash, beginning of year	2,265	18,169

Cash, end of year	$1,922	$2,265

Non-cash investing and financing activities:
Common stock issued in settlement for debt	$199,761	$161,748
Settlement of derivative liability through conversion of notes payable.	$454,267	$411,876

Supplemental disclosure if cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$1,375	$956

The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

On January 26, 2015, Powerdyne International, Inc. filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware increasing the authorized capital stock to 2,020,000,000 shares consisting of 2,000,000,000 common shares, par value $0.0001 per share and 20,000,000 shares which may be designated as common or preferred stock, par value $0.0001 per share.

The Company has begun production and distribution of completely packaged independent electrical generator units that run on environmentally-friendly fuel sources, such as natural gas and propane.

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

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of December 31, 2015, the Company had an accumulated deficit of $3,189,717. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The Company’s activities will necessitate significant uses of working capital beyond December 31, 2015. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s sales and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities and revenue from operations.

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital or, if additional capital is needed, those such funds, if available, will be obtainable on terms satisfactory to the Company.

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

The Company’s financial instruments consisted of cash, accounts payable and accrued liabilities, advances to stockholders, notes payable and convertible debt. The estimated fair value of cash, accounts payable and accrued liabilities, advances to stockholders, and notes payable approximates its carrying amount due to the short maturity of these instruments. The recognition of the derivative values of convertible debt are based on the weighted-average Black-Scholes option pricing model.

Cash

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2015 and December 31, 2014, respectively.

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

Property and Equipment

Property and equipment is stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The equipment is depreciated over 10 years on a straight-line basis. Vehicles are depreciated over 5 years using the straight-line basis. Depreciation expense for the periods ended December 31, 2015 and 2014 was $10,925 and $13,240, respectively.

Derivatives and Hedging

In April 2008, the FASB issued a pronouncement that provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of these requirements can affect the accounting for many convertible instruments with provisions that protect holders from a decline in the stock price. Each reporting period, the Company evaluates whether convertible debt to acquire stock of the Company contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price under the respective convertible debt agreements. The Company determined that the conversion features in the convertible notes issued during the year ended December 31, 2013 and 2014, as well as the first, second, and third quarters of 2015 contained such provisions and recorded such instruments as derivative liabilities. See Note 8, Convertible Debt.

Long-Lived Assets

In accordance with ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their then carrying values may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

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

Our tax provision determined using an estimate of our annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Income taxes payable as of December 31, 2015 and December 31, 2014 were $500 and $956, respectively.

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. As of December 31, 2015 and 2014, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share:

	Year ended December 31, 2015	Year ended December 31, 2014

Loss available for common shareholder	$(539,060)	$(1,068,733)
Basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	963,014,524	223,942,983

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

5. GOING CONCERN

The Company has generated $752 in revenue since inception to date and has sustained operating losses during the year ended December 31, 2015. The Company had a working capital deficit of $373,708 and an accumulated deficit of $3,189,717 as of December 31, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

6. PROPERTY AND EQUIPMENT - NET

Equipment consists of the following as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Machinery and equipment	$171,043	$131,087
Less impairment of equipment	(38,484)	(38,484)
	132,559	92,603
Less accumulated depreciation	(53,528)	(42,603)

Total Property and Equipment	$79,031	$50,000

Equipment is stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives: machinery and equipment 10 years. Total depreciation expense for the periods ended December 31, 2015 and 2014 was $10,925 and $13,240, respectively.

During the year ended December 31, 2014, the Company determined that machinery and equipment was impaired due to changes in technology resulting in more cost effective production of the gensets. The residual value of this machinery and equipment is $50,000; therefore $38,484 was recorded as an impairment loss. As of December 31, 2015, there is no additional impairment loss recognized.

7. LEASE

On March 11, 2015 the Company finalized its negotiations with Farmacia Brisas del Mar, a corporation organized under the laws of Puerto Rico (the “Lessee”), and the Company and the Lessee have entered into a five-year contract to lease power generating equipment to Lessee based upon power consumption. In addition, the custom designed system will also provide cogeneration capabilities with the addition of chillers to support the air conditioning demands. The agreement provides for a payment to the Company of a monthly fee equal to the greater of a set monthly base rate or a monthly base rate plus an additional amount based on kilowatt wattage. The agreement provides for termination only in the event of nonperformance by the Company unless Lessee pays all payments due for the remainder of the term. The agreement contains representation and warranties, default provisions and indemnification provisions typical for agreements of this type.

8. COMMON STOCK

Stock issued for services

During the year ending December 31, 2014 the total number of shares of common stock issued for services was 46,078,214 and the Company valued the total of the stock issued for services to be $142,703.

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

During the year ended December 31, 2015 279,600,000 shares were issued to consultants and stockholders as compensation for services rendered. The Company valued the stock at $0.0005 per share for a total of $139,800.

Common stock issued in exchange for debt

On January 6, 2015 the Company issued 13,675,870 shares for the conversion and reduction of $5,000 of debt and $265 of accrued interest held by a venture capital lender. On February 18, 2015 the Company issued 7,727,012 shares for the conversion and reduction of $2,800 of debt and $175 of accrued interest held by a venture capital lender. On March 4, 2015 the Company issued 5,535,246 shares for the conversion and reduction of $2,000 of debt and $131 of accrued interest held by a venture capital lender. On March 10, 2015 the Company issued 18,427,386 shares for the conversion and reduction of $7,600 of debt and $508 of accrued interest held by a venture capital lender. On March 23, 2015 the Company issued 20,907,750 shares for the conversion and reduction of $7,800 of debt held by a venture capital lender.

On March 4, 2015 the Company issued 15,900,000 shares for the conversion and reduction of $6,678 of debt held by a venture capital lender. On March 25, 2015 the Company issued 15,902,000 shares for the conversion and reduction of $6,679 of debt held by a venture capital lender.

On March 20, 2015 the Company issued 25,974,026 shares for the conversion and reduction of $10,000 of debt held by a venture capital lender.

On April 6, 2015 the Company issued 24,600,000 shares for the conversion and reduction of $10,332 of debt held by a venture capital lender. On April 27, 2015 the Company issued 27,300,000 shares for the conversion and reduction of $8,190 of debt held by a venture capital lender. On May 7, 2015 the Company issued 31,600,000 shares for the conversion and reduction of $9,480 of accrued interest held by a venture capital lender. On May 21, 2015 the Company issued 35,078,875 shares for the conversion and reduction of $8,121 of debt and $298 of accrued interest held by a venture capital lender. These conversions extinguished the Company’s note payable with this venture capital lender.

On April 6, 2015 the Company issued 27,272,727 shares for the conversion and reduction of $3,420 of debt and $7,080 of accrued interest held by a venture capital lender. On April 27, 2015 the Company issued 35,454,545 shares for the conversion and reduction of $9,750 of debt held by a venture capital lender. On May 6, 2015 the Company issued 36,850,000 shares for the conversion and reduction of $10,134 of debt held by a venture capital lender. On May 14, 2015 the Company issued 36,780,000 shares for the conversion and reduction of $8,092 of debt held by a venture capital lender. On May 22, 2015 the Company issued 49,269,100 shares for the conversion and reduction of $10,839 of debt held by a venture capital lender. On June 4, 2015 the Company issued 30,752,045 shares for the conversion and reduction of $6,765 of debt held by a venture capital lender. These conversions extinguished the Company’s note payable with this venture capital lender.

On April 15, 2015 the Company issued 2,233,220 shares for the conversion and reduction of $800 of debt and $60 of accrued interest held by a venture capital lender. This conversion extinguished the Company’s note payable with this venture capital lender.

On April 28, 2015 the Company issued 23,910,945 shares for the conversion and reduction of $6,500 of debt and $76 of accrued interest held by a venture capital lender. On May 11, 2015 the Company issued 29,511,745 for the conversion and reduction of $8,000 of debt held plus $116 of accrued interest by a venture capital lender. On May 21, 2015 the Company issued 33,734,545 shares for the conversion and reduction of $7,300 of debt plus $122 of accrued interest held by a venture capital lender. On May 28, 2015 the Company issued 21,752,272 shares for the conversion and reduction of $4,700 of debt plus $86 of accrued interest held by a venture capital lender. These conversions extinguished the Company’s note payable with this venture capital lender.

On May 21, 2015 the Company issued 3,221,125 shares for the conversion and reduction of $773 of accrued interest held by a venture capital lender. These conversions extinguished the Company’s note payable with this venture capital lender.

On June 16, 2015 the Company issued 4,978,000 shares for the conversion and reduction of $896 of accrued interest held by a venture capital lender. These conversions extinguished the Company’s note payable with this venture capital lender.

On June 5, 2015 the Company issued 31,313,318 shares for the conversion and reduction of $6,500 of debt and $389 of accrued interest held by a venture capital lender. On June 19, 2015 the Company issued 48,474,848 shares for the conversioin and reduction of $7,525 of debt and $473 of accrued interest held by a venture capital lender. On June 30, 2015 the Company issued 48,262,000 shares for the conversion and reduction of $7,475 of debt and $488 of accrued interest held by a venture capital lender.

On July 17 2015 the Company issued 24,296,409 shares for the conversion and reduction of $5,000 of debt and $345 of accrued interest held by a venture capital lender. This conversion extinguished the Company’s note payable with this venture capital lender.

During the year ended December 31, 2015 the total number of shares of common stock issued in exchange for settlement of debt was 730,695,009 and the value of the total stock issued in exchange for settlement of debt was $199,761.

9. CONVERTIBLE DEBT

JMJ Financial

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

On June 16, 2015 the Investor/Lender exercised its right to convert the balance of $896 of accrued and unpaid interest of the JMJ Note 1 into 4,978,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 330.75%; (iii) risk free rate of 0.11%, (iv) expected term of 1 year, (v) market value share price of $0.0005, and (vi) per share conversion price of $0.00018. This conversion produced an increase in additional paid in capital of $2,193 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $493 while producing a decrease in the derivative liability by the same amount.

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

On April 6, 2015 the Investor/Lender exercised its right to convert $10,332 of the JMJ Note 2 into 24,600,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 272.33%; (iii) risk free rate of 0.03%, (iv) expected term of 1year, (v) market value share price of $0.0009, and (vi) per share conversion price of $0.00042. This conversion produced an increase in additional paid in capital of $14,900 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $5,560 producing an increase in the derivative liability by the same amount.

On April 27, 2015 the Investor/Lender exercised its right to convert $8,190 of the JMJ Note 2 into 27,300,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 346.63%; (iii) risk free rate of 0.02%, (iv) expected term of 1year, (v) market value share price of $0.001, and (vi) per share conversion price of $0.0003. This conversion produced an increase in additional paid in capital of $21,230 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $30,004 producing an increase in the derivative liability by the same amount.

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

On May 21, 2015 the Investor/Lender exercised its right to convert the balance of the loan amount of $8,121 of the JMJ Note 2 plus $298 of accrued and unpaid interest into 35,078,875 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 416.87%; (iii) risk free rate of 0.02%, (iv) expected term of 1year, (v) market value share price of $0.0008, and (vi) per share conversion price of $0.00024. This conversion produced an increase in additional paid in capital of $21,586 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $10,577 producing an increase in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $27,798 and a reduction of debt discounts of the same amount.

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

On March 31, 2015, the Company revalued the derivative value of the LG Note 1 using the weighted-average Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 286.81%; (iii) risk free rate of 0.05%, (iv) expected term of 1 year, (v) market value share price of $0.0009, and (vi) per share conversion price of $0.0005. The Company determined the derivative value to be $802 as of March 31, 2015, which represents a change in the fair value of the derivative in the amount of $512 as compared to the derivative value on March 23, 2015. Accordingly, the Company recorded a decrease in the change in fair value of the derivative liability of $512 while also decreasing the derivative liability from $12,810 to $802 as of March 31, 2015. In addition, the Company recorded an amortization of debt discount of $20,757 and a reduction of debt discounts of the same amount.

On April 15, 2015 the Investor/Lender exercised its right to convert the balance of the loan amount of $800 of the LG Note 1 plus $60 of accrued and unpaid interest of the Note into 2,233,220 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 266.43%; (iii) risk free rate of 0.02%, (iv) expected term of 1year, (v) market value share price of $0.0011, and (vi) per share conversion price of $0.00039. This conversion produced an increase in additional paid in capital of $1,620 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $818 producing an increase in the derivative liability by the same amount.

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

On April 28, 2015 the Investor/Lender exercised its right to convert $6,500 of the LG Note 2 plus $76 of accrued and unpaid interest of the Note into 23,910,945 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 374.08%; (iii) risk free rate of 0.09%, (iv) expected term of 1year, (v) market value share price of $0.0008, and (vi) per share conversion price of $0.00028. This conversion produced an increase in additional paid in capital of $16,330 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $29,900 producing an increase in the derivative liability by the same amount.

On May 11, 2015 the Investor/Lender exercised its right to convert of $8,000 of the LG Note 2 plus $116 of accrued and unpaid interest of the Note into 29,511,745 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 374.08%; (iii) risk free rate of 0.09%, (iv) expected term of 1 year, (v) market value share price of $0.0006, and (vi) per share conversion price of $0.00028. This conversion produced an increase in additional paid in capital of $14,338 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $16,368 producing an increase in the derivative liability by the same amount.

On May 21, 2015 the Investor/Lender exercised its right to convert $7,300 plus $122 of accrued and unpaid interest of the LG Note 2 into 33,734,545 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 416.87%; (iii) risk free rate of 0.02%, (iv) expected term of 1year, (v) market value share price of $0.0008, and (vi) per share conversion price of $0.00024. This conversion produced an increase in additional paid in capital of $21,586 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $10,577 producing an increase in the derivative liability by the same amount.

On May 28, 2015 the Investor/Lender exercised its right to convert the balance of the loan amount of $4,700 of the LG Note 2 plus $86 of accrued and unpaid interest of the Note into 21,752,272 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 312.66%; (iii) risk free rate of 0.01%, (iv) expected term of 1year, (v) market value share price of $0.0006, and (vi) per share conversion price of $0.00022. This conversion produced an increase in additional paid in capital of $10,038 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $4,528 producing a decrease in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $13,035 and a reduction of debt discounts of the same amount.

The LG Note 2 was fully converted into common stock as of May 28, 2015.

On June 5, 2015 the Investor/Lender exercised its right to convert $6,500 plus $389 of accrued and unpaid interest of the LG Note 3 into 31,313,318 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 354.31%; (iii) risk free rate of 0.03%, (iv) expected term of 1year, (v) market value share price of $0.0005, and (vi) per share conversion price of $0.00022. This conversion produced an increase in additional paid in capital of $11,946 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $2,210 producing an increase in the derivative liability by the same amount.

On June 19, 2015 the Investor/Lender exercised its right to convert of $7,525 plus $473 of accrued and unpaid interest of the LG Note 3 into 48,474,848 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 362.43%; (iii) risk free rate of 0.01%, (iv) expected term of 1year, (v) market value share price of $0.0005, and (vi) per share conversion price of $0.000165. This conversion produced an increase in additional paid in capital of $23,698 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $25,980 producing an increase in the derivative liability by the same amount.

On June 30, 2015 the Investor/Lender exercised its right to convert $7,475 plus $488 of accrued and unpaid interest of the LG Note 3 into 48,262,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 362.43%; (iii) risk free rate of 0.01%, (iv) expected term of 1year, (v) market value share price of $0.0006, and (vi) per share conversion price of $0.000165. This conversion produced an increase in additional paid in capital of $22,983 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $4,251 producing a decrease in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $21,500 and a reduction of debt discounts of the same amount.

As of June 30, 2015 the outstanding balance is $5.000 with $5,000 of unamortized debt discount and derivative liabilities of $10,179.

On July 17, 2015 the Investor/Lender exercised its right to convert the balance of the loan amount of $5,000 of the LG Note 3 plus $345 of accrued and unpaid interest of the Note into 24,296,409 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 271.66%; (iii) risk free rate of 0.03%, (iv) expected term of 1year, (v) market value share price of $0.0005, and (vi) per share conversion price of $0.00022. This conversion produced an increase in additional paid in capital of $7,661 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $2,518 producing a decrease in the derivative liability by the same amount. In addition, the Company recorded an amortization of debt discount of $5,000 and a reduction of debt discounts of the same amount.

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

On April 6, 2015 the Investor/Lender exercised its right to convert $10,500 of the Tonaquint Note into 27,272,727 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 299.43%; (iii) risk free rate of 0.10%, (iv) expected term of 1 year, (v) market value share price of $0.0009, and (vi) per share conversion price of $0.000385. This conversion produced an increase in additional paid in capital of $19,755 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $32,036 producing an increase in the derivative liability by the same amount.

On April 27, 2015 the Investor/Lender exercised its right to convert $9,750 of the Tonaquint Note into 35,454,545 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 325.44%, (iii) risk free rate of 0.10%, (iv) expected term of 1 year, (v) market value share price of $0.001, and (vi) per share conversion price of $0.000275. This conversion produced an increase in additional paid in capital of $30,347 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $56,110 producing an increase in the derivative liability by the same amount.

On May 6, 2015 the Investor/Lender exercised its right to convert $10,134 of the Tonaquint Note into 36,850,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 331.74%, (iii) risk free rate of 0.08%, (iv) expected term of 1 year, (v) market value share price of $0.0006, and (vi) per share conversion price of $0.000275. This conversion produced an increase in additional paid in capital of $17,630 and a decrease in the derivative liability by the same amount. There was also a decrease in the change in fair value of the derivative liability of $49,186 producing a decrease in the derivative liability by the same amount.

On May 14, 2015 the Investor/Lender exercised its right to convert $8,092 of the Tonaquint Note into 36,780,000 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 318.49%, (iii) risk free rate of 0.08%, (iv) expected term of 1 year, (v) market value share price of $0.0005, and (vi) per share conversion price of $0.00022. This conversion produced an increase in additional paid in capital of $14,370 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $932 producing an increase in the derivative liability by the same amount.

On May 22, 2015 the Investor/Lender exercised its right to convert $10,839 of the Tonaquint Note into 49,269,100 common shares. The Company has determined that the conversion feature is considered an embedded conversion feature and thereby creates a derivative liability for the Company. On the date of conversion, the Company calculated the value of the derivative liability using the weighted-average Black-Scholes option pricing model, which approximates the Monte Carlo and other binomial valuation techniques, with the following assumptions: (i) dividend yield of 0%; (ii) expected volatility of 328.57%, (iii) risk free rate of 0.08%, (iv) expected term of 1 year, (v) market value share price of $0.0006, and (vi) per share conversion price of $0.00022. This conversion produced an increase in additional paid in capital of $23,791 and a decrease in the derivative liability by the same amount. There was also a change in fair value of the derivative liability of $7,374 producing an increase in the derivative liability by the same amount.

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

The Tonaquint Note was fully converted into common stock as of June 4, 2015.

The total amount of derivative liabilities at December 31, 2015 and December 31, 2014 was $-0- and $407,735, respectively.

			Change In			Change In			Change In		Change In
			Fair Value			Fair Value			Fair Value		Fair Value
			of			of			of		of
			Derivative			Derivative			Derivative		Derivative
Note:	12/31/2014	Initial	Liabilities	3/31/2015	Initial	Liabilities	6/30/2015	Initial	Liabilities	9/30/2015	Liabilities	12/31/2015
JMJ#1	6,339	-	(3,076)	3,263	-	(3,263)	-	-	-	-	-	-
JMJ#2	176,689	-	(129,725)	46,964	-	(46,964)	-	-	-	-	-	-
LGCapital#1	69,604	-	(68,802)	802	-	(802)	-	-	-	-	-	-
LGCapital#2	-	52,461	(16,363)	36,098	-	(36,098)	-	-	-	-	-	-
LGCapital#3	-	-	-	-	44,416	(34,237)	10,179	-	(10,179)	-	-	-
Tonaquint	155,103	-	(81,627)	73,476	-	(73,476)	-	-	-	-	-	-
Total	407,735	52,461	(299,593)	160,603	44,416	(194,840)	10,179	-	(10,179)	-	-	-

The total derivative liability balance at December 31, 2015 and 2014 was $-0- and $407,735, respectively. The total note payable balance at December 31, 2015 and 2014 was $-0- and $151,500, respectively and the unamortized debt discounts balance at December 31, 2015 and 2014 was $-0- and $85,260, respectively. During the year ended December 31, 2015 the total amount of proceeds from notes payable was $26,500 and the total amount of notes payable converted to common stock in exchange for settlement of debt was $454,267, and also $13,601 of accrued interest was converted to common stock in exchange for settlement of debt. In addition, the derivative expense at December 31, 2015 and 2014 was $43,877 and $668,584, respectively, and the change in fair value of derivatives at December 31, 2015 and 2014 was income of $50,345 and $159,406, respectively. The total amortization of the debt discount at December 31, 2015 and 2014 was $138,260 and $183,759, respectively.

10. RELATED PARTY – PROMISSORY NOTE

The Company obtained short-term cash flow from a related party in the form of three demand Notes Payable in the aggregate amount of $10,000 which have been outstanding since the year ended December 31, 2012. Two notes were amended and extended during 2014, and then again during the quarter ended December 31, 2015, changing the maturity date to two years from what was on amended notes. The other note was extended during the quarter ended September 30, 2015, changing the maturity date to one year later than what was on original note. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			12/31/15	12/31/14
Promissory note 1	$6,000	7%	$1,395	$975	9/4/2016
Promissory note 2	$2,000	7%	$454	$314	10/1/2017
Promissory note 3	$2,000	7%	$430	$290	12/3/2017
Total	$10,000		$2,279	$1,579

The Company obtained short-term cash flow from a related party in the form of nine demand Notes Payable in the aggregate amount of $70,953 during the period from 2012 through December 31, 2014. During the quarters ended December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015 the Company borrowed $53,000, $115,000 and $60,000 and $35,000, respectively, in the form of twelve demand notes. The Company repaid the principle amount of $2,399 and $453 during the years ended December 31, 2015 and December 31, 2014, respectively. Notes 1 through 6 were amended and extended during 2014, changing the maturity date to one year later than what was on original notes. Notes 1 and 6 were amended again during the quarter ended September 30, 2015, changing the maturity date to one year later than what was on original notes. Notes 2, 3, 4, and 5 were amended during the quarter ended December 31, 2105, changing the maturity date to two years later than what was on original notes. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			12/31/15	12/31/14
Promissory note 1	$5,000	7%	$1,171	$821	7/25/2016
Promissory note 2	$11,000	7%	$2,456	$1,686	10/22/2017
Promissory note 3	$15,000	7%	$3,254	$2,203	11/24/2017
Promissory note 4	$102	7%	$23	$16	10/22/2017
Promissory note 5	$879	7%	$191	$129	11/24/2017
Promissory note 6	$973	7%	$228	$160	7/25/2016
Promissory note 7	$22,147	7%	$2,750	$1,148	5/4/2016
Promissory note 8	$7,000	7%	$518	$28	12/11/2016
Promissory note 9	$6,000	7%	$432	$12	12/22/2016
Promissory note 10	$25,000	7%	$1,716	$-	1/8/2017
Promissory note 11	$35,000	7%	$2,215	$-	2/5/2017
Promissory note 12	$40,000	7%	$2,056	$-	4/8/2017
Promissory note 13	$30,000	7%	$1,387	$-	5/5/2017
Promissory note 14	$45,000	7%	$1,648	$-	6/24/2017
Promissory note 15	$25,000	7%	$753	$-	7/28/2017
Promissory note 16	$15,000	7%	$385	$-	8/20/2017
Promissory note 17	$13,000	7%	$254	$-	9/21/2017
Promissory note 18	$5,000	7%	$88	$-	10/13/2017
Promissory note 19	$10,000	7%	$121	$-	10/30/2017
Promissory note 20	$3,000	7%	$10	$-	12/15/2017
Promissory note 21	$17,000	7%	$55	$-	12/15/2017
Total	$331,101		$21,710	$6,203

The Company obtained short-term cash flow from a related party in the form of four demand Notes Payable in the aggregate amount of $6,504 during the period from 2012 through March 31, 2013. Notes 1 and 2 were amended and extended during 2014, and then again during the quarter ended December 31, 2015 changing the maturity date to two years from the amended maturity date. Notes 3 and 4 were amended and extended during the quarter ended March 31, 2015, changing the maturity date to one year later than what was on original notes. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			12/31/15	12/31/14
Promissory note 1	$234	7%	$50	$34	12/5/2017
Promissory note 2	$170	7%	$37	$25	11/18/2017
Promissory note 3	$4,100	7%	$833	$546	2/5/2016
Promissory note 4	$2,000	7%	$405	$265	2/7/2016
Total	$6,504		$1,325	$870

The Company obtained short-term cash flow from a related party in the form of two demand Notes Payable in the aggregate amount of $18,000 during the year of 2013. Both notes were amended and extended during the quarter ended March 31, 2015, changing the maturity date to one year later than what was on original note. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			12/31/15	12/31/14
Promissory note 1	$10,000	7%	$2,000	$1,300	2/21/2016
Promissory note 2	$8,000	7%	$1,562	$1,002	3/18/2016
Total	$18,000		$3,562	$2,302

The Company obtained short-term cash flow from a related party in the form of one demand Note Payable in the aggregate amount of $6,000 during the year of 2014. The Note bears an interest rate of 7% per annum and is unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			12/31/15	12/31/14
Promissory note 1	$6,000	7%	$590	$170	8/6/2016
Total	$6,000		$590	$170

During the year ended December 31, 2015 the total amount of related party loan proceeds was $263,000. The total interest accrued on related party loans at December 31, 2015 and December 31, 2014 was $29,467 and $11,124, respectively.

From time to time, the Company advances amounts to stockholders, as well as receives payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. The balance of advances to stockholder as of December 31, 2015  and December 31, 2014 was $11,321 and $11,321, respectively. Amounts accrued, but not yet paid as due to related party at December 31, 2015 and December 31, 2014 was $25,000 and $33,425, respectively.

11. COMMITMENTS AND CONTINGENCIES

Litigation

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

