Form 10-Q
period 2016-03-31
POWERDYNE INTERNATIONAL, INC.
filed 2016-05-23
CIK 1435617

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐   Yes     ☒   No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2016

Common Stock, par value $0.0001	1,527,930,584 shares

POWERDYNE INTERNATIONAL, INC.

FINANCIAL STATEMENTS

March 31, 2016 and 2015

INDEX TO FINANCIAL STATEMENTS

(Unaudited)

Condensed Balance Sheets	2

Condensed Statements of Operations	3

Condensed Statements of Cash Flows	4

Notes to Condensed Financial Statements	5

POWERDYNE INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)

ASSETS

Current Assets:
Cash	$263	$1,922
Other receivable	676	-
Advances to stockholder	-	11,321
Total current assets	939	13,243

Property and Equipment
Property and equipment, net	75,717	79,031

Total Assets	$76,656	$92,274

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$97,684	$68,877
Due to related parties	25,000	25,000
Notes payable-related parties	151,205	371,605
Income tax payable	500	500
Total current liabilities	274,389	465,982
Long Term Liabilities:
Notes payable-related parties	$231,880	$-
Total Liabilities	506,269	465,982

Stockholders' Deficit:
Common stock; $0.0001 par value; 2,000,000,000 shares authorized, 1,527,930,584 shares issued and outstanding as of March 31, 2016 and 1,379,430,584 shares issued and outstanding as of December 31, 2015	152,793	137,943
Additional paid-in capital	2,693,266	2,678,066
Accumulated deficit	(3,275,672)	(3,189,717)
Total Stockholders' Deficit	(429,613)	(373,708)

Total Liabilities and Stockholders' Deficit	$76,656	$92,274

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015

Revenues	$264	$-
Cost of revenues	-	-
Gross profit	264	-
Operating expenses	86,219	62,993

Loss from operations	(85,955)	(62,993)

Other (Income) Expense
Derivative expense	-	25,961
Change in fair value of derivative	-	(168,804)
Amortization of debt discount	-	42,021
Total Other (Income) Expense	-	(100,822)

Income (loss) before income tax expense	(85,955)	37,829

Income tax (income) expense	-	(456)

Net income (loss)	$(85,955)	$38,285

Basic and diluted Income/(loss) per common share	$(0.00)	$0.00
Basic and diluted weighted average common shares outstanding	1,487,403,111	404,035,080

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
	(unaudited)	(unaudited)

Operating Activities:
Net income (loss)	$(85,955)	$38,285
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,314	2,315
Write off of advances to shareholder	11,321	-
Stock compensation	30,050	-
Derivative and interest expense	6,555	25,961
Change in FV of derivatives	-	(168,804)
Amortization of debt discounts	-	42,021
Changes in operating assets and liabilities:
Other receivable	(676)	-
Accrued expenses	22,252	5,193
Due to related party	-	(6,200)
Taxes payable	-	(956)
Net cash used by operating activities	(13,139)	(62,185)

Financing Activities:
Principal paid on Notes payable related parties	-	(1,199)
Proceeds from Notes payable	11,480	26,500
Proceeds from Notes payable related parties	-	60,000
Net cash provided by financing activities	11,480	85,301

Net increase (decrease) in cash	(1,659)	23,116
Cash, beginning of period	1,922	2,265

Cash, end of period	$263	$25,381

Non-cash investing and financing activities:
Common stock issued for service	$14,850	$12,405
Settlement of derivative liability through conversion of notes payable	$-	$130,791
Supplemental disclosure if cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$500

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2016 and 2015

(Unaudited)

1. ORGANIZATION

Powerdyne, Inc., was incorporated on February 2, 2010 in Nevada, and is registered to do business in Rhode Island and Massachusetts. On February 7, 2011, Powerdyne, Inc. merged with Powerdyne International, Inc., formerly Greenmark Acquisition Corporation, a publicly held Delaware corporation.

On December 13, 2010, Powerdyne International, Inc., formerly Greenmark Acquisition Corporation, filed Amended and Restated Articles of Incorporation in order to, among other things, increase the authorized capital stock to 300,000,000 common shares, par value $0.0001 per share. Unless the context specifies otherwise, as discussed in Note 2, references to the “Company” refers to Powerdyne International, Inc. and Powerdyne, Inc. after the merger.

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

On January 26, 2015, Powerdyne International, Inc. filed a current report on a Definitive Information Statement on Schedule 14C in order to increase the authorized capital stock to 2,020,000,000 shares consisting of 2,000,000,000 common shares, par value $0.0001 per share and 20,000,000 shares which may be designated as common or preferred stock, par value $0.0001 per share.

After the merger the Company begun production and distribution of completely packaged independent electrical generator units that run on environmentally-friendly fuel sources, such as natural gas and propane.

2. REVERSE MERGER ACCOUNTING

On February 7, 2011, Greenmark Acquisition Corporation, which was a publicly held Delaware corporation, merged with Powerdyne, Inc. Upon closing of the transaction, Greenmark Acquisition Corporation, the surviving corporation in the merger, changed its name to Powerdyne International, Inc.

The merger was accounted for as a reverse-merger, and recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”). Powerdyne International, Inc. was the acquirer for financial reporting purposes and the Company was the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger are those of Powerdyne International, Inc. and have been recorded at the historical cost basis of Powerdyne International, Inc., and the financial statements after completion of the merger include the assets and liabilities of the Company and Powerdyne, Inc., historical operations of Powerdyne International, Inc. and operations of the Company from the closing date of the merger. Common stock and the corresponding capital amounts of the Company pre-merger were retroactively restated as capital stock shares reflecting the exchange ratio in the merger. In conjunction with the merger, the Company received no cash and assumed no liabilities from Greenmark Acquisition Corporation.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2016 and 2015

(Unaudited)

3. BASIS OF PRESENTATION (Continued)

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission (“SEC”). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on April 14, 2016.

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

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of March 31, 2016, the Company had an accumulated deficit of $3,275,672. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The Company expects that its activities will necessitate significant uses of working capital beyond March 31, 2016. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s continued marketing and sales efforts and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2016 and 2015

(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2016 and December 31, 2015, respectively.

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

Property and Equipment

Property and equipment is stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The equipment is depreciated over 10 years on a straight-line basis. Depreciation expense for the periods ended March 31, 2016 and 2015 was $3,314 and $2,315, respectively.

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

The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, the Company did not record a cumulative effect adjustment related to the adoption of ASC 740. The Company’s policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

The Company’s tax provision was determined using an estimate of its annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. Income taxes payable as of March 31, 2016 and December 31, 2015 were $500 and $500, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2016 and 2015

(Unaudited)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. As of March 31, 2016 and December 31, 2015, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share:

	Three Months ended March 31,	Three Months ended March 31,
	2016	2015
(Income) Loss available for common shareholder	$(85,955)	$38,285
Basic and fully diluted loss per share	$(0.00)	$0.0

Weighted average common shares outstanding - basic and diluted	1,487,403,111	404,035,080

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

5. PROPERTY AND EQUIPMENT - NET

Equipment consists of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Machinery and equipment	$171,043	$171,043
Less impairment of equipment	(38,484)	(38,484)
	132,559	132,559
Less accumulated depreciation	(56,842)	(53,528)

Total Property and Equipment	$75,717	$79,031

Equipment is stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives: machinery and equipment 10 years. Total depreciation expense for the periods ended March 31, 2016 and 2015 was $3,314 and $2,315, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2016 and 2015

(Unaudited)

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

7. COMMON STOCK

Stock issued for services

On January 19, 2016 the Company issued 3,000,000 shares to a consultant as compensation for services rendered. The Company valued the stock at $0.0003, for a total of $900.

On January 19, 2016 the Company issued 500,000 shares to a consultant as compensation for services rendered. The Company valued the stock at $0.0003, for a total of $150.

On January 25, 2016 the Company issued 30,000,000 shares to stockholder as compensation for services rendered. The Company valued the stock at $0.0002, for a total of 6,000.

On January 25, 2016 the Company issued 75,000,000 shares to stockholder as compensation for services rendered. The Company valued the stock at $0.0002, for a total of $15,000.

On January 25, 2016 the Company issued 40,000,000 shares to a consultant as compensation for services rendered. The Company valued the stock at $0.0002, for a total of $8,000.

8. RELATED PARTY – Promissory Note

The Company obtained short-term cash flow from a related party in the form of three demand Notes Payable in the aggregate amount of $10,000 which have been outstanding since the year ended December 31, 2012. Two notes were amended and extended during 2014, and one note was amended and extended during the quarter ended September 30, 2015, changing the maturity date to one year later than what was on original notes. The Notes bear an interest rate of 7% per annum and are unsecured. The Company as of March 31, 2016 has outstanding notes in the amount of $383,085.

Note	Principal	Rate	Accrued interest		Maturity
			3/31/16	12/31/15
Promissory note 1	$6,000	7%	$1,499	$1,395	9/4/2016
Promissory note 2	$2,000	7%	$489	$454	10/1/2017
Promissory note 3	$2,000	7%	$465	$430	12/3/2017
Total	$10,000		$2,453	$2,279

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2016 and 2015

(Unaudited)

8. RELATED PARTY – Promissory Note (Continued)

Note	Principal	Rate	Accrued interest		Maturity
			3/31/16	12/31/15
Promissory note 1	$5,000	7%	$1,258	$1,171	7/25/2016
Promissory note 2	$11,000	7%	$2,648	$2,456	10/22/2017
Promissory note 3	$15,000	7%	$3,515	$3,254	11/24/2017
Promissory note 4	$102	7%	$25	$23	10/22/2017
Promissory note 5	$879	7%	$206	$191	11/24/2017
Promissory note 6	$973	7%	$245	$228	7/25/2016
Promissory note 7	$22,147	7%	$3,137	$2,750	5/4/2016
Promissory note 8	$7,000	7%	$640	$518	12/11/2016
Promissory note 9	$6,000	7%	$536	$432	12/22/2016
Promissory note 10	$25,000	7%	$2,153	$1,716	1/8/2017
Promissory note 11	$35,000	7%	$2,826	$2,215	2/5/2017
Promissory note 12	$40,000	7%	$2,754	$2,056	4/8/2017
Promissory note 13	$30,000	7%	$1,910	$1,387	5/5/2017
Promissory note 14	$45,000	7%	$2,435	$1,648	6/24/2017
Promissory note 15	$25,000	7%	$1,189	$753	7/28/2017
Promissory note 16	$15,000	7%	$647	$385	8/20/2017
Promissory note 17	$13,000	7%	$481	$254	9/21/2017
Promissory note 18	$5,000	7%	$175	$88	10/13/2017
Promissory note 19	$10,000	7%	$295	$121	10/30/2017
Promissory note 20	$3,000	7%	$62	$10	12/15/2017
Promissory note 21	$17,000	7%	$352	$55	12/15/2017
Total	$331,101		$27,489	$21,711

The Company obtained short-term cash flow from a related party in the form of five demand Notes Payable in the aggregate amount of $6,504 during the period from 2012 through March 31, 2013, and $1,780 during the quarter ended March 31, 2016. Notes 1 and 2 were amended and extended during 2014, changing the maturity date to one year later than what was on original notes. Notes 3 and 4 were amended and extended during the quarter ended March 31, 2015, changing the maturity date to one year later than what was on original notes, and then amended and extended during the quarter ended March 31, 2016 changing the maturity date to two years later than what was on amended notes. The Notes bear an interest rate of 7% per annum and are unsecured.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2016 and 2015

(Unaudited)

8. RELATED PARTY – Promissory Note (Continued)

Note	Principal	Rate	Accrued interest		Maturity
			3/31/16	12/31/15
Promissory note 1	$234	7%	$54	$50	12/5/2017
Promissory note 2	$170	7%	$40	$37	11/18/2017
Promissory note 3	$4,100	7%	$904	$833	2/5/2018
Promissory note 4	$2,000	7%	$440	$405	2/7/2018
Promissory note 5	$1,780	7%	$1	$-	3/29/2018
Total	$8,284		$1,439	$1,325

The Company obtained short-term cash flow from a related party in the form of two demand Notes Payable in the aggregate amount of $18,000 during the year of 2013. Both notes were amended and extended during the quarter ended March 31, 2015, changing the maturity date to one year later than what was on original notes, and amended and extended during the quarter ended March 31, 2016 changing the maturity date to two years later than what was on amended notes. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			3/31/16	12/31/15
Promissory note 1	$10,000	7%	$2,175	$2,000	2/21/2018
Promissory note 2	$8,000	7%	$1,702	$1,562	3/18/2018
Total	$18,000		$3,877	$3,562

The Company obtained short-term cash flow from a related party in the form of one demand Note Payable in the aggregate amount of $6,000 during the year of 2014, and three demand Notes Payable in the aggregate amount of $9,700 during the quarter ended March 31, 2016. The Note bears an interest rate of 7% per annum and is unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			3/31/16	12/31/15
Promissory note 1	$6,000	7%	$695	$590	8/6/2016
Promissory note 2	$2,500	7%	$42	$-	1/4/2018
Promissory note 3	$4,200	7%	$20	$-	2/5/2018
Promissory note 4	$3,000	7%	$7	$-	3/20/2018
Total	$15,700		$764	$590

During the three months ended March 31, 2016 the total amount of related party loan proceeds was $11,480. The total interest accrued on related party loans at March 31, 2016 and December 31, 2014 was $36,022 and $29,467, respectively.

From time to time, the Company advances amounts to stockholders, as well as receives payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. The balance of advances to stockholder as of March 31, 2016 and December 31, 2015 was $-0- and $11,321, respectively. Amounts accrued, but not yet paid as due to related party at March 31, 2016 and December 31, 2015 was $25,000 and $25,000, respectively.

9. COMMITMENTS AND CONTINGENCIES

Litigation

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are an operational stage company to date which has experienced losses since our inception. Our independent auditors have issued a report raising a substantial doubt about our ability to continue as a going concern. We have only entered into one agreement for the leasing of our equipment to date and have derived minimal revenue from such agreement.  Our sources of cash to date have been capital invested by shareholders and venture capital investors/lenders. Our only revenue, $1,016, has come from our one equipment lease agreement.

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

The following discussion and analysis of Powerdyne International, Inc. financial condition and results of operations are based on the unaudited financial statements as of March 31, 2016 and 2015, which were prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

Plan of Operations

The Company's strategy is to pursue selected opportunities in markets where inexpensive and environmentally friendly power sources are needed and/or required.

Results of Operations - The three months ended March 31, 2016 compared to the three months ended March 31, 2015:

Revenues

Powerdyne International, Inc. generate revenue of $264 during the three months ended March 31, 2016, but did not generate revenues during the three months ended March 31, 2015.

Total operating expenses

During the three months ended March 31, 2016, total operating expenses increased 36.87% to $86,219 from $62,993 for the three months ended March 31, 2015. The increase from March 31, 2016 to march 31, 2015 is primarily due to increases of $25,145 in consulting expenses, 11,321 in bad debt expense, and $6,000 in non-employee stock compensation. The increase was offset by decreases of $3,825 in salaries and wages, $5,825 in outside sales consulting, $4,127 in legal and accounting, $1,850 in PR and promotion, And $1,347 in stock registration fees.

Net loss

During the three months ended March 31, 2016, the net loss increased 327.22% to ($85,955) from $37,829 for the three months ended March 31, 2015. Other expenses for the period ending March 31, 2015 included amortization of debt expense, and derivative expense from the notes issued to investors and change in fair value of derivatives related to the note issuances.

Liquidity and Capital Resources

As of March 31, 3016 and December 31, 2015, Powerdyne International, Inc. had working capital deficits of $505,330 and $452,739, respectively. For the three months ended March 31, 2016, Powerdyne International, Inc. had $1,659 decrease in cash compared to the year end. The cash used in operations of ($13,139) was primarily due to net loss from operations of $85,955 plus non-cash expenses of $3,314 of depreciation, $11,321 of bad debt expense, $30,050 of common stock issued for services and stock compensation, $6,555 of interest expense, $676 increase in other receivable, and $22,252 increase in accrued expenses. The total cash provided by financing activities of $11,480 was due to of proceeds of notes payable to related parties.

We currently owe $383,085 (exclusive of interest) under notes due to related parties, of which $22,147 is due May 2016, $5,973 is due July 2016, $6,000 is due August 2016, $6,000 is due September 2016, $13,000 is due December 2016, $25,000 is due January 2017, $35,000 is due February 2017, $40,000 is due April 2017, $30,000 is due May 2017, $45,000 is due June 2017, $25,000 is due July 2017, $15,000 is due August 2017, $13,000 is due September 2017, $28,102 is due October 2017, $16,049 is due November 2017, $22,234 is due December 2017, $2,500 is due January 2018, $20,300 is due February 2018, and $12,780 is due March 2018. There can be no assurance that we will have the requisite funding to repay these loans when due.

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

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2016 and December 31, 2015, the carrying value of certain financial instruments such as accounts receivable, accounts payable, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the insufficient controls over timely financial statement preparation and review as well as over the preparation and review around accounting for certain complex transactions.

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

No other changes in our internal control over financial reporting occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 19, 2016 we issued 3,000,000 shares of our common stock to a consultant for services provided. The issuance of the shares was made in reliance upon Section 4(a) (2) of the Securities Act of 1933, as amended, the consultant represented that they were an accredited investor and no general solicitation was used.

On January 19, 2016 we issued 500,000 shares of our common stock to a consultant for services provided. The issuance of the shares was made in reliance upon Section 4(a) (2) of the Securities Act of 1933, as amended, the consultant represented that they were an accredited investor and no general solicitation was used.

On January 25, 2016 we issued 75,000,000 shares of our common stock to a stockholder for services provided. The issuance of the shares was made in reliance upon Section 4(a) (2) of the Securities Act of 1933, as amended, the stockholder represented that they were an accredited investor and no general solicitation was used.

On January 25, 2016 we issued 30,000,000 shares of our common stock to a stockholder for services provided. The issuance of the shares was made in reliance upon Section 4(a) (2) of the Securities Act of 1933, as amended, the stockholder represented that they were an accredited investor and no general solicitation was used.

On January 25, 2016 we issued 40,000,000 shares of our common stock to a consultant for services provided. The issuance of the shares was made in reliance upon Section 4(a) (2) of the Securities Act of 1933, as amended, the consultant represented that they were an accredited investor and no general solicitation was used.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

There were no matters submitted to a vote of the security holders during the quarter covered by this report.

ITEM 5. EXHIBITS

(a)	Exhibits

31.1	Certification of the Chief Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERDYNE INTERNATIONAL, INC.

Dated: May 22, 2016	By:	/s/ James F. O’Rourke
Chief Executive Officer (Principal Executive Officer)

Dated: May 22, 2016	By:	/s/ Linda H. Madison
Chief Financial Officer (Principal Accounting Officer)

