Form 10-Q
period 2016-06-30
POWERDYNE INTERNATIONAL, INC.
filed 2016-08-22
CIK 1435617

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at August 18, 2016

Common Stock, par value $0.0001	1,527,930,584 shares

POWERDYNE INTERNATIONAL, INC.

FINANCIAL STATEMENTS

June 30, 2016 and 2015

INDEX TO FINANCIAL STATEMENTS

(Unaudited)

Unaudited Condensed Balance Sheets	2

Unaudited Condensed Statements of Operations	3

Unaudited Condensed Statements of Cash Flows	4

Notes to Unaudited Condensed Financial Statements	5

POWERDYNE INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash	$817	$1,922
Advances to stockholder	-	11,321
Total current assets	817	13,243

Property and Equipment
Property and equipment, net	72,403	79,031

Total Assets	$73,220	$92,274

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$120,152	$68,877
Due to related parties	25,000	25,000
Notes payable-related parties	151,205	371,605
Income tax payable	500	500
Total Current Liabilities	296,857	465,982

Long Term Liabilities
Notes payable-related parties	244,505	-
Total Long Term Liabilities	244,505	-

Total Liabilities	541,362	465,982

Stockholders' Deficit:
Common stock; $0.0001 par value; 2,000,000,000 shares authorized, 1,527,930,584 shares issued
and outstanding as of June 30, 2016 and 1,379,430,584 shares issued and outstanding as of December 31, 2015	152,793	137,943
Additional paid-in capital	2,693,266	2,678,066
Accumulated deficit	(3,314,201)	(3,189,717)
Total Stockholders' Deficit	(468,142)	(373,708)

Total Liabilities and Stockholders' Deficit	$73,220	$92,274

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2016	For the six months ended June 30, 2015

Revenues	$-	$-	$264	-
Cost of revenues	-	-	-	-
Gross profit	-	-	264	-
Operating expenses	38,529	86,043	124,748	149,036

Loss from operations	(38,529)	(86,043)	(124,484)	(149,036)

Other (Income) Expense
Derivative expense	-	17,916	-	43,877
Change in fair value of derivative	-	120,977	-	(47,827)
Amortization of debt discount	-	91,239	-	133,260
Total Other (Income) Expense	-	230,132	-	129,310

Income (loss) before income tax expense	(38,529)	(316,175)	(124,484)	(278,346)

Income tax (income) expense	-	-	-	456

Net income (loss)	$(38,529)	$(316,175)	$(124,484)	$(277,890)

Basic and diluted loss per common share	(0)	(0)	(0)	(0)
Basic and diluted weighted average common shares outstanding	20,263,736	766,517,210	1,507,666,848	586,277,477

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30, 2016	For the six months ended June 30, 2015
	(unaudited)	(unaudited)
Operating Activities:
Net income (loss)	$(124,484)	$(277,890)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	6,628	4,631
Bad Debt expense	11,321	-
Common stock issued for service	-	300
Stock compensation	30,050	-
Derivative and interest expense	-	65,291
Change in FV of derivatives	-	(47,827)
Amortization of debt discounts	-	133,260
Changes in operating assets and liabilities:
Accrued expenses	51,275	(12,541)
Due to related party	-	(8,425)
Taxes payable	-	(956)
Net cash used in operating activities	(25,210)	(144,157)

Investing Activities:
Purchase of property and equipment	-	(37,000)
Net cash used by investing activities	-	(37,000)

Financing Activities:
Principal paid on Notes payable related parties	-	(1,899)
Proceeds from Notes payable		26,500
Proceeds from Notes payable related parties	24,105	175,000
Net cash provided by financing activities	24,105	199,601

Net increase (decrease) in cash	(1,105)	18,444
Cash, beginning of period	1,922	2,265

Cash, end of period	$817	$20,709

Non-cash investing and financing activities:
Common stock issued in settlement for debt	$14,850	$194,415
Settlement of derivative liability through conversion of notes payable.	$-	$446,606
Supplemental disclosure if cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$500

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In 2014, Powerdyne International, Inc. filed an amendment to its Articles of Incorporation which increased the authorized capital stock to 550,000,000 common shares, par value $0.0001 per share.

On January 26, 2015, Powerdyne International, Inc. filed an amendment to its Articles of Incorporation which increased the authorized capital stock to 2,020,000,000 shares consisting of 2,000,000,000 common shares, par value $0.0001 per share and 20,000,000 shares which may be designated as common or preferred stock, par value $0.0001 per share.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of June 30, 2016, the Company had an accumulated deficit of $3,314,201. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The Company’s activities will necessitate significant uses of working capital beyond June 30, 2016. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s continued research and development efforts and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2016 and December 31, 2015, respectively.

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

Property and Equipment

Property and equipment is stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The equipment is depreciated over 10 years on a straight-line basis. Depreciation expense for the six months ended June 30, 2016 and 2015 was $6,628 and $4,631, respectively.

Derivatives and Hedging

In April 2008, the FASB issued a pronouncement that provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company’s tax provision determined using an estimate of its annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, we make a cumulative adjustment. Income taxes payable as of June 30, 2016 and December 31, 2015 were $500 and $500, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. As of June 30, 2016 and December 31, 2015, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share:

	Six months ended June 30, 2016	Six months ended June 30, 2015	Three months ended June 30, 2016	Three months ended June 30, 2015

(Income) Loss available for common shareholder	$(124,484)	$(277,890)	$(38,529)	$(316,175)
Basic and fully diluted loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding - basic and diluted	1,507,666,848	586,277,477	20,263,736	766,517,210

Net loss per share is based upon the weighted average shares of common stock outstanding.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position results of operations, or cash flows.

5. PROPERTY AND EQUIPMENT - NET

Equipment consists of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Machinery and equipment	$171,043	$171,043
Less impairment of equipment	(38,484)	(38,484)
	132,559	132,559
Less accumulated depreciation	(60,156)	(53,528)

Total Property and Equipment	$72,403	$79,031

Equipment is stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives: machinery and equipment 10 years. Total depreciation expense for the periods ended June 30, 2016 and 2015 was $6,628 and $4,631, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Powerdyne is in the process of renegotiating the terms of the its lease with the Farmacia Brisas del Mar.

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

8. RELATED PARTY – Promissory Note

The Company obtained short-term financing from five different related parties from 2012 through June 30, 2016. As of June 30, 2016, 83.6% of the short-term financing is from one related party. The accrued interest payable to such related party is $33,267. The following are breakdowns for the promissory notes issued to these five different related parties.

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

Note	Principal	Rate	Accrued interest		Maturity
			6/30/2016	12/31/2015
Promissory note 1	$6,000	7%	$1,604	$1,395	9/4/2016
Promissory note 2	$2,000	7%	$524	$454	10/1/2017
Promissory note 3	$2,000	7%	$500	$430	12/3/2017
Total	$10,000		$2,628	$2,279

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company obtained short-term cash flow from a related party in the form of nine demand Notes Payable in the aggregate amount of $70,953 during the period from 2012 through December 31, 2014. During the quarters ended September 30, 2015, June 30, 2015 and March 31, 2015 the Company borrowed $53,000, $115,000 and $60,000, respectively, in the form of eight demand notes. The Company repaid the principal amount of $453 during the year ended December 31, 2014, and $1,199 during the quarter ended March 31, 2015, and $700 during the quarter ended June 30, 2015. Notes 1 through 6 were amended and extended during 2014, changing the maturity date to one year later than what was on original notes. Notes 1 and 6 were amended again during the quarter ended September 30, 2015, changing the maturity date to one year later than what was on original notes. Note 7 was amended during the quarter ended June 30, 2016, changing the maturity date to one year later than what was on original note. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			6/30/2016	12/31/2015
Promissory note 1	$5,000	7%	$1,345	$1,171	7/25/2016
Promissory note 2	$11,000	7%	$2,840	$2,456	10/22/2017
Promissory note 3	$15,000	7%	$3,777	$3,254	11/24/2017
Promissory note 4	$102	7%	$26	$23	10/22/2017
Promissory note 5	$879	7%	$221	$191	11/24/2017
Promissory note 6	$973	7%	$262	$228	7/25/2016
Promissory note 7	$22,147	7%	$3,523	$2,750	5/4/2017
Promissory note 8	$7,000	7%	$763	$518	12/11/2016
Promissory note 9	$6,000	7%	$641	$432	12/22/2016
Promissory note 10	$25,000	7%	$2,589	$1,716	1/8/2017
Promissory note 11	$35,000	7%	$3,437	$2,215	2/5/2017
Promissory note 12	$40,000	7%	$3,452	$2,056	4/8/2017
Promissory note 13	$30,000	7%	$2,434	$1,387	5/5/2017
Promissory note 14	$45,000	7%	$3,219	$1,648	6/24/2017
Promissory note 15	$25,000	7%	$1,625	$753	7/28/2017
Promissory note 16	$15,000	7%	$909	$385	8/20/2017
Promissory note 17	$13,000	7%	$708	$254	9/21/2017
Promissory note 18	$5,000	7%	$263	$88	10/13/2017
Promissory note 19	$10,000	7%	$470	$121	10/30/2017
Promissory note 20	$3,000	7%	$114	$10	12/15/2017
Promissory note 21	$17,000	7%	$649	$55	12/15/2017
Total	$331,101		$33,267	$21,711

The Company obtained short-term cash flow from a related party in the form of five demand Notes Payable in the aggregate amount of $6,504 during the period from 2012 through March 31, 2013, $1,780 during the quarter ended March 31, 2016, and $1,125 during the quarter ended June 30, 2016. Notes 1 and 2 were amended and extended during 2014, changing the maturity date to one year later than what was on original notes. Notes 3 and 4 were amended and extended during the quarter ended March 31, 2015, changing the maturity date to one year later than what was on original notes, and then amended and extended during the quarter ended March 31, 2016 changing the maturity date to two years later than what was on amended notes. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			6/30/2016	12/31/2015
Promissory note 1	$234	7%	$58	$50	12/5/2017
Promissory note 2	$170	7%	$43	$37	11/18/2017
Promissory note 3	$4,100	7%	$976	$833	2/5/2018
Promissory note 4	$2,000	7%	$475	$405	2/7/2018
Promissory note 5	$1,780	7%	$32	$-	3/29/2018
Promissory note 6	$1,125	7%	$-	$-	6/30/2018
Total	$9,409		$1,584	$1,325

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note	Principal	Rate	Accrued interest		Maturity
			6/30/2016	12/31/2015
Promissory note 1	$10,000	7%	$2,349	$2,000	2/21/2018
Promissory note 2	$8,000	7%	$1,841	$1,562	3/18/2018
Total	$18,000		$4,190	$3,562

The Company obtained short-term cash flow from a related party in the form of one demand Note Payable in the aggregate amount of $6,000 during the year of 2014, three demand Notes Payable in the aggregate amount of $9,700 during the quarter ended March 31, 2016, and $11,500 during the quarter ended June 30, 2016. The Note bears an interest rate of 7% per annum and is unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			6/30/2016	12/31/2015
Promissory note 1	$6,000	7%	$800	$590	8/6/2016
Promissory note 2	$2,500	7%	$86	$-	1/4/2018
Promissory note 3	$4,200	7%	$93	$-	2/5/2018
Promissory note 4	$3,000	7%	$59	$-	3/20/2018
Promissory note 5	$11,500	7%	$-	$-	6/30/2018
Total	$27,200		$1,038	$590

During the six months ended June 30, 2016 the total amount of related party loan proceeds was $24,105. The total interest accrued on related party loans at June 30, 2016 and December 31, 2015 was $42,708 and $29,467, respectively.

From time to time, the Company advances amounts to stockholders, as well as receives payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. The balance of advances to stockholder as of June 30, 2016 and December 31, 2015 was $-0- and $11,321, respectively. Amounts accrued, but not yet paid as due to related party at June 30, 2016 and December 31, 2015 was $25,000 and $25,000, respectively.

10. COMMITMENTS AND CONTINGENCIES

Litigation

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein and the financial statements and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on April 14, 2016. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

We have experienced losses since our inception. Our independent auditors have issued a report raising a substantial doubt about our ability to continue as a going concern. We have only entered into one agreement for the leasing of our equipment to date and have derived minimal revenue from such agreement. Our sources of cash to date have been capital invested by shareholders and venture capital investors/lenders. Our only revenue, $1,016, has come from our one equipment lease agreement.

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

Results of Operations - The six months ended June 30, 2016 compared to the six months ended June 30, 2015:

Revenues

Powerdyne International, Inc. did generate minimal revenues of $264 during the six months ended June 30, 2016, but did not generate revenues during the six months ended June 30, 2015.

Total operating expenses

During the six months ended June 30, 2016, total operating expenses decreased 16.47% to $124,484 from $149,036 for the six months ended June 30, 2015. During the three months ended June 30, 2016, total operating expenses decreased 55.22% to $38,529 from $86,043 for the three months ended June 30, 2015. The decrease from the six months ended June 30, 2015 to the six months ended June 30, 2016 is related primarily decreases of $10,442 in salaries and wages, $1,973 in payroll tax expense, $10,455 in outside sales consultant, $4,506 in freight and delivery, $4,099 in filing fees, $3,398 in stock registration fees, $2,500 in venture capital finders’ fees, $8,924 in legal and accounting, $3,920 in PR and promotion, $3,300 in rent expense, $12,875 in materials and supplies, and $2,997 in travel expenses, offset by increases of $23,170 in consulting fees, $5,549 in interest expense, $11,321 in bad debt expense, and $6,000 in non-employee stock compensation.

Net loss

During the six months ended June 30, 2016, the net loss decreased 55.20% to ($124,484) from ($277,890) for the six months ended June 30, 2015. Other expenses included amortization of debt expense, and derivative expense from the notes issued to investors and change in fair value of derivatives related to the note issuances.

Liquidity and Capital Resources

As of June 30, 3016 and December 31, 2015, we had working capital deficits of $540,545 and $452,739, respectively and an accumulated deficit of $3,314,201. Our continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet our obligations and/or obtaining additional financing as may be required. To date, we have generated minimal revenue from operations. For the six months ended June 30, 2016, we had a $1,105 decrease in net cash. The cash used in operations of ($25,210) was primarily due to net loss from operations of $124,484 plus non-cash expenses of $6,628 of depreciation, $11,321 of bad debt expense, $30,050 of common stock issued for services and stock compensation, and a $51,275 increase in accrued expenses. The total cash provided by financing activities of $24,105 was due to of proceeds of notes payable to related parties.

We currently owe $395,710 (exclusive of interest) under notes due to related parties, of which $5,973 is due July 2016, $6,000 is due August 2016, $6,000 is due September 2016, $13,000 is due December 2016, $25,000 is due January 2017, $35,000 is due February 2017, $40,000 is due April 2017, $52,147 is due May 2017, $45,000 is due June 2017, $25,000 is due July 2017, $15,000 is due August 2017, $13,000 is due September 2017, $28,102 is due October 2017, $16,049 is due November 2017, $22,234 is due December 2017, $2,500 is due January 2018, $20,300 is due February 2018, $12,780 is due March 2018, and $12,625 is due June 2018. Unless the note holders of currently due notes, convert their notes to stock, we will need to raise additional funds to repay our notes that are currently due. There can be no assurance that we will have the requisite funding to repay these loans when due.

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

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2016 and December 31, 2015, the carrying value of certain financial instruments such as accounts receivable, accounts payable, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the insufficient controls over timely financial statement preparation and review as well as over the preparation and review around accounting for certain complex transactions.

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

No other changes in our internal control over financial reporting occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

POWERDYNE INTERNATIONAL, INC.

Dated: August 22, 2016	By:	/s/ James F. O’Rourke
Chief Executive Officer (Principal Executive Officer)

Dated: August 22, 2016	By:	/s/ Linda H. Madison
Chief Financial Officer (Principal Accounting Officer)

