Form 10-K
period 2016-12-31
POWERDYNE INTERNATIONAL, INC.
filed 2017-04-13
CIK 1435617

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-53259

POWERDYNE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5572576
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

145 Phenix Avenue Cranston, Rhode Island	02920
(Address of Principal Executive Offices)	(Zip Code)

(401) 739-3300

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Name of each exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2016, the last day of the registrant’s recently completed second quarter, was approximately $244,019.00, based upon the average bid and asked price of such common equity on that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at December 31, 2016
Common Stock, par value $0.0001	1,527,930,584 shares

Documents incorporated by reference: None.

POWERDYNE INTERNATIONAL, INC.

FORM 10-K

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1. “Business,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this Annual Report. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. There are other factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake any obligation to update any forward-looking statements.

Unless the context requires otherwise, references to “we,” “us,” “our,” and “Powerdyne,” refer to Powerdyne International, Inc.

ITEM 1. BUSINESS

Overview

We are a company which provides independent, cost-effective, green electric~~al~~ power through the leasing of electrical generation equipment under the trade name “PDI Power Solutions”. On March 11 2015, we entered into one agreement for the leasing of our equipment that has generated $1,240 in revenue to date. Our PDI Power Solution is a customized green power solution which allows a client to operate either independent of the grid (forming his own micro-grid) with the option for cogeneration (CHPC) or to operate while allowing the grid to act as a UPS System (uninterruptable power supply) if he chooses. Each PDI Power Solution is customized to meet our individual client’s unique power requirements. This is accomplished by using a modular design approach for the integration of all the components which make up each system. A typical PDI Power Solution is made up of a generator (gaseous), system controller (which allows for remote diagnostics, monitoring and control of a parallel generator system), a modified cooling system, an optional heat exchanger or chiller all packaged in either a weather proof/sound attenuated enclosure. Cogeneration capability CHPC (combination heat/power/cooling) is achieved by adding a closed loop cooling system to the generator~~s~~ with the addition of a heat exchanger and/or chiller. The heat exchanger produces hot water which can be used for heating and/or for preheating water. The chillers provide cooling to support air conditioning or refrigeration needs. PDI Power Solutions are intended to be either stationary or portable power systems ready for rapid global deployment taking only a few hours for installation. These systems can be packaged into modules which will provide as much as 100 megawatts of power.

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

Our potential customers include a variety of small to medium size manufacturing companies, hotels and commercial enterprises worldwide. In addition our power solutions are ideal for large end users such as seaports, commercial laundries, airports and the like. However, we initially intend to focus our marketing and sales efforts in the Caribbean and California markets, where we believe there is a great need for independent cost effective reliable power. The equipment lease that we recently entered into is for the leasing of a PDI Power Solution~~s~~ in Puerto Rico. Once established in the Caribbean and California, we intend to expand our marketing throughout North America and as we move into other regions in North America we plan to increase the power ratings of the PDI Power Solutions to include multi-megawatt power generating systems.

On March 11, 2015, we entered into our first equipment lease with Farmacia Brisas del Mar, a Puerto Rican corporation (the “Lessee”); the agreement is for a term of five years. The custom designed system will also be able to provide cogeneration capabilities with the addition of chillers to support the customer’s air conditioning needs. The agreement provides for a payment to us of a monthly fee equal to the greater of a set monthly base rate or a monthly base rate plus an additional amount based on kilowatt wattage. The agreement provides for termination only in the event of nonperformance by us unless Lessee pays all payments due for the remainder of the term. The agreement contains representation and warranties, default provisions and indemnification provisions typical for agreements of this type. In 2016 the terms on the Farmacia Del Mar lease was modified to a monthly payment, based on actual power consumption.

We have a brief history in our current line of business and have experienced losses since our inception. As shown in the financial statements, we have incurred an accumulated deficit of $3,374,003 from inception to December 31, 2016 and our independent registered public accounting firm has issued language in their audit report raising substantial doubt about our ability to continue as a going concern.

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

Business Model

We plan to develop our business, producing and distributing primary electrical power and cogeneration CHCP capabilities through the PDI Power Solution product offerings, under long term master lease agreements, similar to the one we signed with Farmacia Brisas del Mar, at fixed capacity charge plus a usage charge based on actual power used at a fixed dollars per kilowatt hour ($/kWh). Installation, service and maintenance of the PDI Power Solution are initially being provided through independent contractors, at no cost to the customer.

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

Employees

We have a total of three (3) executive officers only one of whom, Ms. Madison,is employed on a full time basis and receives a salary. The remaining officers will not receive any compensation until, and if, we raise or procure adequate capital (through operations, financings or otherwise) to pay such compensation.

We expect that we will hire additional personnel as we expand our operations.

Available Information

Additional information about us is contained at our website, www.powerdyneinternational.com. Information on our website is not incorporated by reference into and does not form any part of this Annual Report on Form 10-K. We have included our website our address as a factual reference and do not intend it to be an active link to our website. We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC as soon as reasonably practicable after those reports are filed with the SEC.

Our phone number is (401) 739-3300 and our facsimile number is (401) 944-4620

ITEM 2. PROPERTIES

Our corporate headquarters are located in a full service office suite located in a building in Cranston, Rhode Island, consisting of approximately 1,000 square feet of office space that we lease on a month-to-month pursuant to a lease agreement with a monthly rent of $500. We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our anticipated needs.

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

The following table sets forth the range of the high and low sales prices of our common stock for each of the calendar quarters during the years ended December 31, 2016 and December 31, 2015.

OTC Bulletin Board	High	Low
1st Quarter	$0.0039	$0.0005
2nd Quarter	$0.0013	$0.0003
3rd Quarter	$0.0010	$0.0003
4th Quarter	$0.0005	$0.0003
Year Ended December 31, 2015
1st Quarter	$0.0011	$0.0002
2nd Quarter	$0.0009	$0.0002
3rd Quarter	$0.0007	$0.0003
Year Ending December 31, 2016

The last price of our common stock as quoted on the OTC Bulletin Board on April 3, 2017 was $0.0004.  As of December 31, 2016 we had approximately 40 stockholders of record.

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

Our board of directors adopted the 2014 Stock Option Plan (the “Plan”) in 2014 to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 100,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries; provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have granted a total of 0 shares of stock as of December 31, 2016 under the Plan.

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

Sale of Unregistered Securities

We did not sell any equity securities during the fiscal year ended December 31, 2016 in transactions that were not registered under the Securities Act of 1933, as amended, other than as previously disclosed in our filings with the Securities and Exchange Commission.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the fiscal year ended December 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA

There is no selected financial data required to be filed for a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

We are an operational company which has experienced losses since our inception. Our independent auditors have issued a report raising a substantial doubt about our ability to continue as a going concern. We have only entered into one agreement for the leasing of our equipment to date and have not yet derived any revenue from such agreement.  Our sources of cash to date have been capital invested by shareholders and venture capital investors/lenders. Our cumulative revenue, $1,240, has come from our one outstanding equipment lease agreement, of which $488 was received during the year ended December 31, 2016 and the remaining $752 was received during the year ended December 31, 2015.

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

The following discussion contains forward-looking statements, as discussed above. Please see the sections entitled "Forward-Looking Condensed Statements" and "Risk Factors" for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations are based on our audited condensed financial statements as of December 31, 2016 and 2015, which were prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015 found in this report.

Operations

Our strategy is to pursue selected opportunities in markets where inexpensive and environmentally friendly power sources are needed and/or required.

Results of Operations - The year ended December 31, 2016 compared to the year ended December 31, 2015:

Revenues

We generated revenues of $752 during the year ending December 31, 2015 and $488 during the year ending December 31, 2016, respectively.

Operating expenses

During the year ended December 31, 2016 total operating expenses decreased 59.18% to $166,165 from $407,101 for the year ended December 31, 2015. The decrease is related mainly due to a decrease of (i)$25,133 in salaries and wages (ii) $17,409 in outside sales consultant expense, (iii) $7,390 in filing fees(iv) $28,040 in legal and accounting(v) $12,875 in materials and supplies, and (vi) $122,500 in non-employee stock compensation. We also experienced decreases in payroll tax expense, freight and delivery, stock registration fees, internet expense, permit fees, investor relations activities, rent expense, equipment rental, engine fuel, cellphone expense, travel and entertainment expense and depreciation expense. This decrease was offset by increases of $8,209 in interest expense, $11,321 in bad debt expense, $1,804 in machine shop and outside service, and $1,249 in insurance expense.

Net loss

The net loss for the years ended December 31, 2016 and 2015, was $184,286 and $539,060, respectively. The net loss for the year ended December 31, 2016 included loss on sale of equipment of $18,109. The net loss for the year ended December 31, 2015 included amortization of debt expense of $138,260 and derivative expense from the notes issued to investors or $43,877 offset by the change in fair value of derivatives related to the note issuances of ($50,345). The company did not enter into any convertible promissory notes in 2016.

Liquidity and Capital Resources

As of December 31, 2016 and 2015, we had working capital deficits of $477,962 and $452,739 respectively.  The decrease in working capital in 2016 of $25,223 resulted primarily from increased operating expenses of $240,936. For the year from December 31, 2015 to December 31, 2016, our cash decreased by $1,850. The cash used by operations of $49,055 was primarily due to net loss from operations of $184,286 less non-cash adjustments to net operating cash flows of $8,626 of depreciation, $11,321 in bad debt expense, $30,050 in stock compensation, $18,109 in loss on sale of equipment, an increase of accrued but unpaid expenses of $66,625, and an increase of taxes payable of $500. The total cash provided by investing activities of $18,000 was due to proceeds from sale of equipment. The total cash provided by financing activities of $29,205 was due to proceeds of notes payable to related parties.

We currently owe principal in the amount of $400,810 (exclusive of interest) under notes due to related parties payable with dues dates and principal amounts as follows:

Maturity Date	Principal
Jan-17	$25,000
Feb-17	$35,000
Apr-17	$40,000
May-17	$52,147
Jun-17	$45,000
Jul-17	$25,000
Aug-17	$15,000
Sep-17	$13,000
Oct-17	$28,102
Nov-17	$16,049
Dec-17	$22,234
Jan-18	$2,500
Feb-18	$20,300
Mar-18	$12,780
Jun-18	$12,625
Jul-18	$5,973
Aug-18	$11,100
Sep-18	$6,000
Dec-18	$13,000
Total	$400,810

To date, we have generated revenue of $1,240, and there is doubt that we will have the requisite funding to repay these loans when due.

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

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2016 and 2015, the carrying value of certain financial instruments such as accounts receivable, accounts payable, notes payable-related parties, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and Report of Independent Registered Accounting Firm for the years ended December 31, 2016 and 2015 are attached to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no disagreements on any matter of accounting principle or practice, financial statement disclosure or audit scope or procedure with its accountant.

ITEM 9A. CONTROLS AND PROCEDURES

We have adopted and maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, our management, including our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Our internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our internal control over financial reporting as of December 31, 2016 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective based on those criteria.

Our management does not expect that our disclosure controls and procedures and our internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Anton & Chia, the independent registered public accounting firm, is not required to and has not issued an attestation report on the effectiveness of the internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K during the fourth quarter covered by this Form 10-K not otherwise reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Directors and Officers are as follows:

Name	Age	Position	Year Commenced As An Officer Or Director

James F. O’Rourke	62	Chief Executive Officer and Director	2014
Arthur M. Read, II, Esq.	70	Executive Vice President, General Counsel and Director	2010
John M. Faulhaber	83	Director	2014
Robert C. Hemsen	68	Director	2014
Linda H. Madison	69	Secretary / Treasurer	2011

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

Audit Committee and Audit Committee Financial Expert

Our board of directors acts as our audit committee. We have determined that each of our directors is an “audit committee financial expert,” as that term is defined in Item 407(d) of Regulation S-K promulgated under the Securities Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These filings are publicly available on the SEC’s website at www.sec.gov. Based solely on our review of the copies of such forms received by us and our review of the SEC’s website, we believe that during fiscal year ended December 31, 2016, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with other than an inadvertent late filing for Mr. Read of a Form 4 for one stock acquisition.

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

We will provide any person without charge, upon written or oral request to our corporate headquarters, a copy of our Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

		Annual	Annual	Stock		All	Annual
		Payments	Payments	And	Compensation	Other	Compensation
Name/Position	Year	Salary	Made	Options	Plans	Compensation	Total

James F. O’Rourke	2016	$0	$0	0	0	0	0
Chief Executive Officer	2015	$0	$0	0	0	0	0

Arthur M. Read II, Esq.	2016	$0	$0	0	0	0	0
Vice President	2015	$0	$0	0	0	0	0

Linda H. Madison Principal Financial Officer and	2016	$3,277.08	$0	0	0	0	$3,277.08
Principal Accounting Officer	2015	$28,410.20	$0	0	0	0	$28,410.20

No executive officer has received total compensation in excess of $100,000 in our fiscal years ended as of December 31, 2015 and December 31, 2016, respectively. Upon successful completion future funding, however, certain management personnel are entitled to receive the compensation as is discussed below in “Anticipated Officer and Director Remuneration”.

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

Officer and Director Remuneration

During the year ended December 31, 2016, we did not pay any compensation to our directors. We intend to pay annual salaries to all our officers and to pay an annual stipend to our directors when and if sufficient funds are realized. At such time, we anticipate offering cash and non-cash compensation to officers and directors.

Although not presently offered, we anticipate that our officers and directors will be provided with a group health, vision and dental insurance program at subsidizes rates, or at our sole expense , as may be determined on a case-by-case basis by us in our sole discretion. In addition, we plan to offer 401(k) matching funds as a retirement benefit, paid vacation days and paid holidays.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information relating to equity awards outstanding at the end of December 31, 2016 for each Named Executive Officer.

Name	Grant Date	Number of Securities Underlying Unexercised Stock Awards	Number of Securities Underlying Unexercised Stock Awards Exercisable	Number of Securities Underlying Unexercised Stock Awards Unexercisable	Grant Date fair value of Restricted Stock Awards ($/share)

Arthur M. Read, II	01/25/2016	-	30,000,000	-	$0.0002

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

		Number of Shares of
Name	Position	Common Stock	Percent of Class (1)

James F. O’Rourke	Chief Executive Officer	90,825,000	5.9
Arthur M. Read, II, Esq.	Executive Vice President, General Counsel and Director	120,000,000	7.9
John M. Faulhaber	Chairman of the Board	1,000,000	*
Robert C. Hemsen	Vice Chairman of the Board	6,010,000	*
Linda H. Madison	Secretary	90,000,000	5.9
Total owned by officers and directors (5)		307,835,000	20.15%

* Less than 1%

(1)	Based upon 1,527,930,584 shares outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2016 we entered into 7 promissory notes with two related parties with the principal amount totaling $29,205 and received the total related party loan proceeds of $29,205. At December 31, 2016 and 2015, we owed an aggregate of $400,810 to related parties in accordance with the terms of notes that we issued. The total interest accrued on related party loans at December 31, 2016 and December 31, 2015 was $56,777 and $29,467, respectively.

Before the Company became public, $11,321 was advanced to one stockholder. In the 1st quarter of 2016 this advance was deemed uncollectible and therefore written off to bad debt expense. From time to time, we receive payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. The balance of advances to stockholder as of December 31, 2016 and December 31, 2015 was $-0- and $11,321, respectively. Amounts accrued, but not yet paid as due to related party at December 31, 2016 and December 31, 2015 was $25,000 and $25,000, respectively.

We obtained financing from five different related parties from 2012 through December 31, 2016. As of December 31, 2016, 82.61% of the short-term financing is from Arthur Read. The accrued interest payable to Mr. Read is $44,951. The following are breakdowns for the promissory notes issued to all five related parties.

We obtained financing from a related party in the form of three demand Notes Payable in the aggregate amount of $10,000 which have been outstanding since the year ended December 31, 2012. All three notes have been amended, extending the maturity dates. See maturity dates on table below. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			12/31/16	12/31/15
Promissory note 1	$6,000	7%	$1,816	$1,395	9/4/2018
Promissory note 2	$2,000	7%	$594	$454	10/1/2017
Promissory note 3	$2,000	7%	$571	$430	12/3/2017
Total	$10,000		$2,981	$2,279

We obtained financing from a related party in the form of twenty-one demand Notes Payable in the aggregate amount of $331,101 during the period from 2012 through December 31, 2015. We repaid a total of $2,353 of the principal on Note 7 during the years ended December 31, 2014 and December 31, 2015. Several of the notes have been amended and extended during the period from 2014 through December 31, 2016. See maturity dues on table below. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			12/31/16	12/31/15
Promissory note 1	$5,000	7%	$1,522	$1,171	7/25/2018
Promissory note 2	$11,000	7%	$3,228	$2,456	10/22/2017
Promissory note 3	$15,000	7%	$4,306	$3,254	11/24/2017
Promissory note 4	$102	7%	$30	$23	10/22/2017
Promissory note 5	$879	7%	$252	$191	11/24/2017
Promissory note 6	$973	7%	$296	$228	7/25/2018
Promissory note 7	$22,147	7%	$4,305	$2,750	5/4/2017
Promissory note 8	$7,000	7%	$1,010	$518	12/11/2018
Promissory note 9	$6,000	7%	$853	$432	12/22/2018
Promissory note 10	$25,000	7%	$3,471	$1,716	1/8/2017
Promissory note 11	$35,000	7%	$4,672	$2,215	2/5/2017
Promissory note 12	$40,000	7%	$4,864	$2,056	4/8/2017
Promissory note 13	$30,000	7%	$3,492	$1,387	5/5/2017
Promissory note 14	$45,000	7%	$4,807	$1,648	6/24/2017
Promissory note 15	$25,000	7%	$2,508	$753	7/28/2017
Promissory note 16	$15,000	7%	$1,438	$385	8/20/2017
Promissory note 17	$13,000	7%	$1,167	$254	9/21/2017
Promissory note 18	$5,000	7%	$439	$88	10/13/2017
Promissory note 19	$10,000	7%	$823	$121	10/30/2017
Promissory note 20	$3,000	7%	$220	$10	12/15/2017
Promissory note 21	$17,000	7%	$1,249	$55	12/15/2017
Total	$331,101		$44,951	$21,711

We obtained financing from a related party in the form of six demand Notes Payable in the aggregate amount of $9,409 during the period from 2012 through December 31, 2016. Notes 1 - 4 were amended and extended. See maturity dates on table below. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			12/31/16	12/31/15
Promissory note 1	$234	7%	$67	$50	12/5/2017
Promissory note 2	$170	7%	$49	$37	11/18/2017
Promissory note 3	$4,100	7%	$1,120	$833	2/5/2018
Promissory note 4	$2,000	7%	$546	$405	2/7/2018
Promissory note 5	$1,780	7%	$95	$-	3/29/2018
Promissory note 6	$1,125	7%	$40	$-	6/30/2018
Total	$9,409		$1,917	$1,325

We obtained financing from a related party in the form of two demand Notes Payable in the aggregate amount of $18,000 during the year of 2013. Both notes were amended and extended during the quarter ended March 31, 2016. See maturity dates on table below. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			12/31/16	12/31/15
Promissory note 1	$10,000	7%	$2,702	$2,000	2/21/2018
Promissory note 2	$8,000	7%	$2,123	$1,562	3/18/2018
Total	$18,000		$4,826	$3,562

We obtained financing from a related party in the form of six demand Note Payables in the aggregate amount of $32,300 during the period from 2014 through December 31, 2016. The Notes bears an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			12/31/16	12/31/15
Promissory note 1	$6,000	7%	$1,011	$590	8/6/2018
Promissory note 2	$2,500	7%	$174	$-	1/4/2018
Promissory note 3	$4,200	7%	$242	$-	2/5/2018
Promissory note 4	$3,000	7%	$165	$-	3/20/2018
Promissory note 5	$11,500	7%	$406	$-	6/30/2018
Promissory note 6	$5,100	7%	$106	$-	8/8/2018
Total	$32,300		$2,104	$590

During the year ended December 31, 2016 the total amount of related party loan proceeds was $29,205. The total interest accrued on related party loans at December 31, 2016 and December 31, 2015 was $56,777 and $29,467, respectively.

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

December 31, 2015	December 31, 2016

$22,560	$23,100

Tax Fees

The Company incurred $0 for tax related services.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended December 31, 2016 and 2015.

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on preapproval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2.1	Agreement and Plan of Merger (Incorporated by reference to Exhibit 2.1 of Form S-1 (File No.: 333-172509) filed with the SEC on February 28, 2011)
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form S-1 (File No.: 333-172509) filed with the SEC on February 28, 2011)
3.2	Amended By-laws dated June 24, 2011(1)
3.3	Certificate of Merger (Incorporated by reference to Exhibit 3.3 of Form S-1 (File No.: 333-172509) filed with the SEC on February 28, 2011)
3.4	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3.4 of Form S-1 (File No.: 333-172509) filed with the SEC on February 28, 2011)
3.5	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3.5 of Form S-1 (File No.: 333-172509) filed with the SEC on February 28, 2011)
3.6	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 10.1 of Form 8-K (File No.: 000-53259) filed with the SEC on December 13, 2013)
4.1	Stock Option Plan (Incorporated by referenced to Exhibit B to DEF Schedule 14-C (File No. 000-53259) filed with the SEC on January 22, 2015)
10.1	Agreement with Merchant Banking Advisors (Incorporated by reference to Exhibit 10.1 of Form S-1 (File No.: 333-172509) filed with the SEC on June 15, 2011)
10.2	Form of subscription agreement for private placement (Incorporated by reference to Exhibit 10.1 of Form S-1 (File No.: 333-172509) filed with the SEC on June 15, 2011)
10.3	Employment agreement and amendment of Linda Madison (Incorporated by reference to Exhibit 10.1 of Form S-1 (File No.: 333-172509) filed with the SEC on June 15, 2011)+
10.5	Agreement with Tiber Creek Corporation (Incorporated by reference to Exhibit 10.1 of Form S-1 (File No.: 333-172509) filed with the SEC on December 9, 2011)
10.6	Lease agreement (Incorporated by reference to Exhibit 10.1 of Form S-1 (File No.: 333-172509) filed with the SEC on December 9, 2011)
10.7	Farmacia Birsas Del Mar Equipment Leasing Agreement(1)**
10.8	Investment Agreement (Incorporated by reference to Exhibit 10.1 of Form 8-K (File No.: 000-53259) filed with the SEC on December 13, 2013)
10.9	Registration Rights Agreement (Incorporated by reference to Exhibit 10.1 of Form 8-K (File No.: 000-53259) filed with the SEC on December 13, 2013)
14	Code of Ethics
21	List of Subsidiaries
31.1	Certification of James F. O’Rourke, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)(1)
31.2	Certification of Linda H. Madison, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a)(1)
32.1	Certification of James F. O’Rourke, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)(1)
32.2	Certification of Linda H. Madison, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a)(1)
101	Interactive Data File
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Filed Herewith
+	Management Compensatory Plan
**	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERDYNE INTERNATIONAL, INC.

Dated: April 13, 2017	By:	/s/ James F. O’Rourke
Chief Executive Officer

Dated: April 13, 2017	By:	/s/ Linda H. Madison
Principal Financial Officer and Principal Accounting Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ James F. O’Rourke	Chief Executive Officer and Director	April 13, 2017
James F. O’Rourke

/s/ Arthur M. Read, II	Executive Vice-President, General Counsel and Director	April 13, 2017
Arthur M. Read, II

/s/ John M. Faulhaber	Director and Chairman of the Board	April 13, 2017
John M. Faulhaber

/s/ Robert C. Hemsen	Director and Vice-Chairman of the Board	April 13, 2017
Robert C. Hemsen

POWERDYNE INTERNATIONAL, INC.

FINANCIAL STATEMENTS

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Powerdyne International, Inc

We have audited the accompanying balance sheets of Powerdyne International, Inc (the "Company") as of December 31, 2016 and 2015, and the related statement of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4, the Company has had minimal revenues and has an accumulated deficit of $3,374,003. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in the Note 4, which include the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

April 13, 2017

POWERDYNE INTERNATIONAL, INC.

BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS

Current Assets:
Cash	$72	$1,922
Advances to stockholder	-	11,321
Total current assets	72	13,243

Property and Equipment
Property and equipment, net	34,296	79,031

Total Assets	$34,368	$92,274

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$135,502	$68,877
Due to related parties	25,000	25,000
Notes payable-related parties	316,532	371,605
Income tax payable	1,000	500
Total Current Liabilities	478,034	465,982

Long Term Liabilities
Notes payable-related parties	84,278	-
Total Long Term Liabilities	84,278	-

Total Liabilities	562,312	465,982

Stockholders' Deficit:
Common stock; $0.0001 par value; 2,000,000,000 shares authorized, 1,527,930,584 shares issued and outstanding as of December 31, 2016 and 1,379,430,584 shares issued and outstanding as of December 31, 2015	152,793	137,943
Additional paid-in capital	2,693,266	2,678,066
Accumulated deficit	(3,374,003)	(3,189,717)
Total Stockholders' Deficit	(527,944)	(373,708)

Total Liabilities and Stockholders' Deficit	$34,368	$92,274

The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	December 31, 2016	December 31, 2015

Revenues	$488	$752
Cost of revenues	-	-
Gross profit	488	752
Operating expenses	166,165	407,101

Loss from operations	(165,677)	(406,349)

Other (Income) Expense
Loss on sale of equipment	18,109	-
Derivative expense	-	43,877
Change in fair value of derivative	-	(50,345)
Amortization of debt discount	-	138,260
Total Other Expense	18,109	131,792

Loss before income tax expense	(183,786)	(538,141)

Income tax expense	500	919

Net loss	$(184,286)	$(539,060)

Basic and diluted loss per common share	(0)	(0)
Basic and diluted weighted average common shares outstanding	1,517,448,344	963,014,524

The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional		Total Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2014	369,135,575	36,913	1,985,268	(2,650,658)	(628,477)

Settlement of derivative liability through conversion of notes payable			454,267		454,267
Stock issued for services	279,600,000	27,960	111,840	-	139,800
Common stock issued in exchange for debt	730,695,009	73,070	126,691		199,761
Net loss for the period				(539,060)	(539,060)
Balance, December 31, 2015	1,379,430,584	137,943	2,678,066	(3,189,717)	(373,708)

Stock issued for services	148,500,000	14,850	15,200	-	30,050
Net loss for the period				(184,286)	(184,286)
Balance, December 31, 2016	1,527,930,584	152,793	2,693,266	(3,374,003)	(527,944)

The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	For the year	For the year
	ended	ended
	December 31, 2016	December 31, 2015

Operating Activities:
Net loss	$(184,286)	$(539,060)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	8,626	10,925
Bad Debt expense	11,321	-
Common stock issued for service and stock compensation	30,050	139,800
Loss on sale of equipment	18,109	-
Derivative and interest expense	-	62,979
Change in FV of derivatives	-	(50,345)
Amortization of debt discounts	-	138,260
Changes in operating assets and liabilities:
Accrued expenses	66,625	(1,166)
Due to related party	-	(8,425)
Taxes payable	500	(456)
Net cash used in operating activities	(49,055)	(247,488)

Investing Activities:
Purchase of equipment	-	(39,956)
Proceeds from sale of equipment	18,000	-
Net cash used by investing activities	18,000	(39,956)

Financing Activities:
Principal paid on Notes payable related parties	-	(2,399)
Proceeds from Notes payable	-	26,500
Proceeds from Notes payable related parties	29,205	263,000
Net cash provided by financing activities	29,205	287,101

Net decrease in cash	(1,850)	(343)
Cash, beginning of period	1,922	2,265

Cash, end of period	$72	$1,922

Non-cash investing and financing activities:
Common stock issued in settlement for debt	$30,050	$199,761
Settlement of derivative liability through conversion of notes payable.	$-	$454,267
Supplemental disclosure if cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$1,375

The accompanying notes are an integral part of these financial statements.

POWERDYNE INTERNATIONAL, INC.

Notes to Financial Statements

December 31, 2016 and 2015

1. ORGANIZATION

Powerdyne, Inc., was incorporated on February 2, 2010 in Nevada, and is registered to do business in Rhode Island. On February 7, 2011, Powerdyne, Inc. merged with Powerdyne International, Inc., formerly Greenmark Acquisition Corporation, a publicly held Delaware corporation.

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

In March 2014 the Company began production and distribution of completely packaged independent electrical generator units that run on environmentally-friendly fuel sources, such as natural gas and propane.

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

3. BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all the notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial statements have been included.

POWERDYNE INTERNATIONAL, INC.

Notes to Financial Statements

December 31, 2016 and 2015

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

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of December 31, 2016, the Company had an accumulated deficit of $3,374,003. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The Company’s activities will necessitate significant uses of working capital beyond December 31, 2016. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s sales and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities and revenue from operations.

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

December 31, 2016 and 2015

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

Cash

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2016 and December 31, 2015, respectively.

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

POWERDYNE INTERNATIONAL, INC.

Notes to Financial Statements

December 31, 2016 and 2015

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

Notes to Financial Statements

December 31, 2016 and 2015

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

The Company’s tax provision is determined using an estimate of its annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment. Income taxes payable as of December 31, 2016 and December 31, 2015 were $1,000 and $500, respectively.

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. As of December 31, 2016 and 2015, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share:

	Year ended December 31, 2016	Year ended December 31, 2015

Loss available for common shareholder	$(184,286)	$(539,060)
Basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	1,517,448,344	963,014,524

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

POWERDYNE INTERNATIONAL, INC.

Notes to Financial Statements

December 31, 2016 and 2015

5. PROPERY AND EQUIPMENT - NET

Equipment consists of the following as of December 31, 2016 and December 31, 2015:

	December 31,	December 31,
	2016	2015
Machinery and equipment	$39,956	$132,559
Less accumulated depreciation	(5,660)	(53,528)

Total Property and Equipment	$34,296	$79,031

Equipment is stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives: machinery and equipment 10 years. Total depreciation expense for the periods ended December 31, 2016 and 2015 was $8,626 and $10,925, respectively.

6. STOCKHOLDER EQUITY

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

During the year ended December 31, 2016 148,500,000 shares were issued to consultants and stockholders as compensation for services rendered. The Company valued the stock at $0.0003 and $.00002 per share for a total of $30,050 based on the closing price of the day of issuance.

On June 30, 2016, the Board of Directors authorized the designation of 2,000,000 shares of stock as Series A Preferred Stock.  The Series A Preferred Stock will not be entitled to dividends or payment upon liquidation, dissolution or winding up.  Each share of Series A Preferred Stock will be entitled to 1,000 votes per share. Upon filing of a Certificate of Designations with the Secretary of State of the  State of Delaware, we will be entitled to issue up to 2,000,000 shares of Series A Preferred Stock.

7. LEASE

On March 11, 2015 Powerdyne International, Inc. (the “Company”) finalized its negotiations with Farmacia Brisas del Mar, a corporation organized under the laws of Puerto Rico (the “Lessee”), and the Company and the Lessee have entered into a five-year contract to lease power generating equipment to Lessee based upon power consumption. In addition, the custom designed system will also provide cogeneration capabilities with the addition of chillers to support the air conditioning demands. The agreement provides for a payment to the Company of a monthly fee equal to the greater of a set monthly base rate or a monthly base rate plus an additional amount based on kilowatt wattage. The agreement provides for termination by the Company only in the event of nonperformance by the Lessee unless Lessee pays all payments due for the remainder of the term. The agreement contains representation and warranties, default provisions and indemnification provisions typical for agreements of this type. In 2016 the terms on the Farmacia Del Mar lease was modified to a monthly payment, based on actual power consumption.

POWERDYNE INTERNATIONAL, INC.

Notes to Financial Statements

December 31, 2016 and 2015

8. RELATED PARTY –Promissory Note

The Company obtained financing from five different related parties from 2012 through December 31, 2016. As of December 31, 2016, 82.61% of the short-term financing is from Arthur Read. The accrued interest payable to Mr. Read is $44,951. The following are breakdowns for the promissory notes issued to all five related parties.

The Company obtained financing from a related party in the form of three demand Notes Payable in the aggregate amount of $10,000 which have been outstanding since the year ended December 31, 2012. All three notes have been amended, extending the maturity dates. See maturity dates on table below. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			12/31/16	12/31/15
Promissory note 1	$6,000	7%	$1,816	$1,395	9/4/2018
Promissory note 2	$2,000	7%	$594	$454	10/1/2017
Promissory note 3	$2,000	7%	$571	$430	12/3/2017
Total	$10,000		$2,981	$2,279

The Company obtained financing from a related party in the form of twenty-one demand Notes Payable in the aggregate amount of $331,101 during the period from 2012 through December 31, 2015. We repaid a total of $2,353 of the principal on Note 7 during the years ended December 31, 2014 and December 31, 2015. Several of the notes have been amended and extended during the period from 2014 through December 31, 2016. See maturity dues on table below. The Notes bear an interest rate of 7% per annum and are unsecured.

POWERDYNE INTERNATIONAL, INC.

Notes to Financial Statements

December 31, 2016 and 2015

8. RELATED PARTY –Promissory Note (CONTINUED)

Note	Principal	Rate	Accrued interest		Maturity
			12/31/16	12/31/15
Promissory note 1	$5,000	7%	$1,522	$1,171	7/25/2018
Promissory note 2	$11,000	7%	$3,228	$2,456	10/22/2017
Promissory note 3	$15,000	7%	$4,306	$3,254	11/24/2017
Promissory note 4	$102	7%	$30	$23	10/22/2017
Promissory note 5	$879	7%	$252	$191	11/24/2017
Promissory note 6	$973	7%	$296	$228	7/25/2018
Promissory note 7	$22,147	7%	$4,305	$2,750	5/4/2017
Promissory note 8	$7,000	7%	$1,010	$518	12/11/2018
Promissory note 9	$6,000	7%	$853	$432	12/22/2018
Promissory note 10	$25,000	7%	$3,471	$1,716	1/8/2017
Promissory note 11	$35,000	7%	$4,672	$2,215	2/5/2017
Promissory note 12	$40,000	7%	$4,864	$2,056	4/8/2017
Promissory note 13	$30,000	7%	$3,492	$1,387	5/5/2017
Promissory note 14	$45,000	7%	$4,807	$1,648	6/24/2017
Promissory note 15	$25,000	7%	$2,508	$753	7/28/2017
Promissory note 16	$15,000	7%	$1,438	$385	8/20/2017
Promissory note 17	$13,000	7%	$1,167	$254	9/21/2017
Promissory note 18	$5,000	7%	$439	$88	10/13/2017
Promissory note 19	$10,000	7%	$823	$121	10/30/2017
Promissory note 20	$3,000	7%	$220	$10	12/15/2017
Promissory note 21	$17,000	7%	$1,249	$55	12/15/2017
Total	$331,101		$44,951	$21,711

The Company obtained financing from a related party in the form of six demand Notes Payable in the aggregate amount of $9,409 during the period from 2012 through December 31,2 016. Notes 1 - 4 were amended and extended. See maturity dates on table below. The Notes bear an interest rate of 7% per annum and are unsecured.

POWERDYNE INTERNATIONAL, INC.

Notes to Financial Statements

December 31, 2016 and 2015

8. RELATED PARTY –Promissory Note (CONTINUED)

Note	Principal	Rate	Accrued interest		Maturity
			12/31/16	12/31/15
Promissory note 1	$234	7%	$67	$50	12/5/2017
Promissory note 2	$170	7%	$49	$37	11/18/2017
Promissory note 3	$4,100	7%	$1,120	$833	2/5/2018
Promissory note 4	$2,000	7%	$546	$405	2/7/2018
Promissory note 5	$1,780	7%	$95	$-	3/29/2018
Promissory note 6	$1,125	7%	$40	$-	6/30/2018
Total	$9,409		$1,917	$1,325

The Company obtained financing from a related party in the form of two demand Notes Payable in the aggregate amount of $18,000 during the year of 2013. Both notes were amended and extended during the quarter ended March 31, 2016. See maturity dates on table below. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			12/31/16	12/31/15
Promissory note 1	$10,000	7%	$2,702	$2,000	2/21/2018
Promissory note 2	$8,000	7%	$2,123	$1,562	3/18/2018
Total	$18,000		$4,826	$3,562

The Company obtained financing from a related party in the form of six demand Note Payables in the aggregate amount of $32,300 during the period from 2014 through December 31, 2016. The Notes bears an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			12/31/16	12/31/15
Promissory note 1	$6,000	7%	$1,011	$590	8/6/2018
Promissory note 2	$2,500	7%	$174	$-	1/4/2018
Promissory note 3	$4,200	7%	$242	$-	2/5/2018
Promissory note 4	$3,000	7%	$165	$-	3/20/2018
Promissory note 5	$11,500	7%	$406	$-	6/30/2018
Promissory note 6	$5,100	7%	$106	$-	8/8/2018
Total	$32,300		$2,104	$590

During the year ended December 31, 2016 the total amount of related party loan proceeds was $29,205. The total interest accrued on related party loans at December 31, 2016 and December 31, 2015 was $56,777 and $29,467, respectively.

Before the Company became public, $11,321 was advanced to one stockholder. In the 1st quarter of 2016 this advance was deemed uncollectible and therefore written off to bad debt expense. From time to time, we receive payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. The balance of advances to stockholder as of December 31, 2016 and December 31, 2015 was $-0- and $11,321, respectively. Amounts accrued, but not yet paid as due to related party at December 31, 2016 and December 31, 2015 was $25,000 and $25,000, respectively.

9. COMMITMENTS AND CONTINGENCIES

Litigation

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through December 31, 2016, the date upon which the financial statements were issued. Subsequent events are as follows:

On March 28, 2017, Powerdyne International Inc. entered into a fifteen year contract to lease power generating equipment. The lease is subject to financing.

