Form 10-Q
period 2017-03-31
POWERDYNE INTERNATIONAL, INC.
filed 2017-05-11
CIK 1435617

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Cranston, RI 02920-4248

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

☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at March 31, 2017

Common Stock, par value $0.0001	1,527,930,584 shares

POWERDYNE INTERNATIONAL, INC.

FINANCIAL STATEMENTS

March 31, 2017 and 2016

INDEX TO FINANCIAL STATEMENTS

(Unaudited)

Condensed Balance Sheets	2

Condensed Statements of Operations	3

Condensed Statements of Cash Flows	4

Notes to Condensed Financial Statements	5

POWERDYNE INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)

ASSETS

Current Assets:
Cash	$12,569	$72
Total current assets	12,569	72

Property and Equipment
Property and equipment, net	33,297	34,296

Total Assets	$45,866	$34,368

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$116,297	$135,502
Due to related parties	25,000	25,000
Notes payable-related parties	408,420	316,532
Income tax payable	1,000	1,000
Total Current Liabilities	550,717	478,034

Long Term Liabilities
Notes payable-related parties	48,698	84,278
Total Long Term Liabilities	48,698	84,278

Total Liabilities	599,415	562,312

Stockholders' Deficit:
Common stock; $0.0001 par value; 2,000,000,000 shares
authorized, 1,527,930,584 shares issued and outstanding
as of March 31, 2017 and 1,527,930,584 shares issued and
outstanding as of December 31, 2016	152,793	152,793
Additional paid-in capital	2,693,266	2,693,266
Accumulated deficit	(3,399,608)	(3,374,003)
Total Stockholders' Deficit	(553,549)	(527,944)

Total Liabilities and Stockholders' Deficit	$45,866	$34,368

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2017	March 31, 2016

Revenues	$-	$264
Cost of revenues	-	-
Gross profit	-	264
Operating expenses	26,160	86,219

Loss from operations	(26,160)	(85,955)

Other (Income) Expense
Other Income	(555)	-
Total Other (Income) Expense	(555)	-

Loss before income tax expense	(25,605)	(85,955)

Income tax expense	-	-

Net loss	$(25,605)	$(85,955)

Basic and diluted loss per common share	(0)	(0)
Basic and diluted weighted average common shares outstanding	1,527,930,584	1,487,403,111

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(25,605)	$(85,955)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	999	3,314
Write off of advances to shareholder	-	11,321
Common stock issued for service and stock compensation	-	30,050
Derivative and interest expense	-	6,555
Changes in operating assets and liabilities:
Other receivable	-	(676)
Accrued expenses	(19,205)	22,252
Net cash used in operating activities	(43,811)	(13,139)

Financing Activities:
Proceeds from Notes payable related parties	56,308	11,480
Net cash provided by financing activities	56,308	11,480

Net increase (decrease) in cash	12,497	(1,659)
Cash, beginning of period	72	1,922

Cash, end of period	$12,569	$263

Non-cash investing and financing activities:
Common stock issued for service	$-	$14,850
Supplemental disclosure if cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

3. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all the notes required by generally accepted accounting principles for complete financial statements. Accordingly, certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The statements presented as of March 31, 2017 and March 31, 2016 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial statements have been included.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission (“SEC”). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on April 13, 2017.

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

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of March 31, 2017, the Company had an accumulated deficit of $3,399,608. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The Company’s activities will necessitate significant uses of working capital beyond March 31, 2017. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s sales and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities and revenue from operations.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

In preparing these unaudited financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

The Company's financial instruments consisted of cash, accounts payable and accrued liabilities, advances to stockholders, and notes payable. The estimated fair value of cash, accounts payable and accrued liabilities, advances to stockholders, and notes payable approximates its carrying amount due to the short maturity of these instruments.

Cash

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2017 and December 31, 2016, respectively.

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

Income Taxes (continued)

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

The Company’s tax provision is determined using an estimate of its annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment. Income taxes payable as of March 31, 2017 and December 31, 2016 were $1,000 and $1,000, respectively.

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. As of March 31, 2017 and December 31, 2016, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share (unaudited):

	Three months ended March 31, 2017	Three months ended March 31, 2016

Loss available for common shareholder	$(25,605)	$(85,955)
Basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	1,527,930,584	1,487,403,111

Net loss per share is based upon the weighted average shares of common stock outstanding.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) to clarify the definition of a business, which is fundamental in the determination of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses combinations. The updated guidance requires that in order to be considered a business the integrated set of assets and activities acquired must include, at a minimum, an input and process that contribute to the ability to create output. If substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar assets, it is not considered a business, and therefore would not be considered a business combination. The update is effective for fiscal years beginning after December 15, 2018, and interim periods with fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of adopting this guidance on our consolidated financial statements.

POWERDYNE INTERNATIONAL, INC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09).  Under ASU 2016-09, the tax effects of stock compensation will be recognized as income tax expense or benefit to the Company’s income statement and the tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. Along with other income tax cash flows, excess tax benefits will be classified as operating activities, and cash paid by the Company when directly withholding shares for tax withholding purposes will be classified as financing activities. At this time, this does not apply to the Company and therefore does not have an impact on its current financial statements. The Company decided to account for forfeitures when they occur, which did not have a material impact to the Company’s financial statements,

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring lessees to recognize for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The update is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company currently anticipates that upon adoption of the new standard, ROU assets and lease liabilities will be recognized in amounts that will be immaterial to the consolidated balance sheets.

Revenue Recognition

In May 2014, the FASB issued an accounting standard update that amends the accounting guidance on revenue recognition. The amendment in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue standard update will be applied using either of the following transition methods: 1) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or 2) a modified retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures). This accounting update is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted only as of reporting periods beginning after December 31, 2016.

5. PROPERTY AND EQUIPMENT - NET

Equipment consists of the following as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
	(unaudited)
Machinery and equipment	$39,956	$39,956
Less accumulated depreciation	(6,659)	(5,660)

Total Property and Equipment	$33,297	$34,296

Equipment is stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives: machinery and equipment 10 years. Total depreciation expense for the three months ended March 31, 2017 and 2016 was $999 and $3,314, respectively.

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

On March 28, 2017, Powerdyne International Inc. entered into a fifteen year contract with a third party to lease power generating equipment. The lease is subject to financing.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

7. RELATED PARTY – Promissory Note

The Company obtained financing from five different related parties from 2012 through March 31, 2017. As of March 31, 2017, 84.75% of the short-term financing is from Arthur Read. The accrued interest payable to Mr. Read is $50,666. The following are breakdowns for the promissory notes issued to all five related parties.

The Company obtained financing from a related party in the form of three demand Notes Payable in the aggregate amount of $10,000 which has been outstanding since the year ended December 31, 2012. All three notes have been amended, extending the maturity dates. See maturity dates on table below. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			3/31/17	12/31/16
Promissory note 1	$6,000	7%	$1,919	$1,816	9/4/2018
Promissory note 2	$2,000	7%	$629	$594	10/1/2017
Promissory note 3	$2,000	7%	$605	$571	12/3/2017
Total	$10,000		$3,153	$2,981

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

7. RELATED PARTY – Promissory Note (Continued)

The Company obtained financing from a related party in the form of twenty-three demand Notes Payable in the aggregate amount of $387,409 during the period from 2012 through March 31, 2017. We repaid a total of $2,353 of the principal on Note 7 during the years ended December 31, 2014 and December 31, 2015. Several of the notes have been amended and extended during the period from 2014 through March 31, 2017. See maturity dues on table below. Notes 1 - 21 bear an interest rate of 7% per annum and are unsecured. Notes 22 – 23 bear an interest rate of 20% to begin accruing 90 days after issuance of notes.

Note	Principal	Rate	Accrued interest		Maturity
			3/31/17	12/31/16
Promissory note 1	$5,000	7%	$1,608	$1,522	7/25/2018
Promissory note 2	$11,000	7%	$3,418	$3,228	10/22/2017
Promissory note 3	$15,000	7%	$4,565	$4,306	11/24/2017
Promissory note 4	$102	7%	$32	$30	10/22/2017
Promissory note 5	$879	7%	$268	$252	11/24/2017
Promissory note 6	$973	7%	$313	$296	7/25/2018
Promissory note 7	$22,147	7%	$4,687	$4,305	5/4/2017
Promissory note 8	$7,000	7%	$1,130	$1,010	12/11/2018
Promissory note 9	$6,000	7%	$956	$853	12/22/2018
Promissory note 10	$25,000	7%	$3,903	$3,471	1/8/2018
Promissory note 11	$35,000	7%	$5,276	$4,672	2/5/2018
Promissory note 12	$40,000	7%	$5,554	$4,864	4/8/2017
Promissory note 13	$30,000	7%	$4,010	$3,492	5/5/2017
Promissory note 14	$45,000	7%	$5,584	$4,807	6/24/2017
Promissory note 15	$25,000	7%	$2,939	$2,508	7/28/2017
Promissory note 16	$15,000	7%	$1,697	$1,438	8/20/2017
Promissory note 17	$13,000	7%	$1,391	$1,167	9/21/2017
Promissory note 18	$5,000	7%	$525	$439	10/13/2017
Promissory note 19	$10,000	7%	$995	$823	10/30/2017
Promissory note 20	$3,000	7%	$272	$220	12/15/2017
Promissory note 21	$17,000	7%	$1,542	$1,249	12/15/2017
Promissory note 22	$50,000	20%	$-	$-	6/20/2017
Promissory note 23	$6,308	20%	$-	$-	6/20/2017
Total	$387,409		$50,666	$44,952

The Company obtained financing from a related party in the form of six demand Notes Payable in the aggregate amount of $9,409 during the period from 2012 through December 31, 2016. Notes 1 - 4 were amended and extended. See maturity dates on table below. The Notes bear an interest rate of 7% per annum and are unsecured.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

7. RELATED PARTY – Promissory Note (Continued)

Note	Principal	Rate	Accrued interest		Maturity
			3/31/17	12/31/16
Promissory note 1	$234	7%	$71	$67	12/5/2017
Promissory note 2	$170	7%	$52	$49	11/18/2017
Promissory note 3	$4,100	7%	$1,191	$1,120	2/5/2018
Promissory note 4	$2,000	7%	$580	$546	2/7/2018
Promissory note 5	$1,780	7%	$126	$95	3/29/2018
Promissory note 6	$1,125	7%	$59	$40	6/30/2018
Total	$9,409		$2,079	$1,917

The Company obtained financing from a related party in the form of two demand Notes Payable in the aggregate amount of $18,000 during the year of 2013. Both notes were amended and extended during the quarter ended March 31, 2016. See maturity dates on table below. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			3/31/17	12/31/16
Promissory note 1	$10,000	7%	$2,875	$2,702	2/21/2018
Promissory note 2	$8,000	7%	$2,261	$2,123	3/18/2018
Total	$18,000		$5,136	$4,826

The Company obtained financing from a related party in the form of six demand Note Payables in the aggregate amount of $32,300 during the period from 2014 through December 31, 2016. The Notes bears an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			3/31/17	12/31/16
Promissory note 1	$6,000	7%	$1,115	$1,011	8/6/2018
Promissory note 2	$2,500	7%	$217	$174	1/4/2018
Promissory note 3	$4,200	7%	$314	$242	2/5/2018
Promissory note 4	$3,000	7%	$217	$165	3/20/2018
Promissory note 5	$11,500	7%	$604	$406	6/30/2018
Promissory note 6	$5,100	7%	$194	$106	8/8/2018
Total	$32,300		$2,661	$2,104

During the three months ended March 31, 2017 the total amount of related party loan proceeds was $56,308. The total interest accrued on related party loans at March 31, 2017 and December 31, 2016 was $63,695 and $56,117, respectively.

Before the Company became public, $11,321 was advanced to one stockholder. In the 1st quarter of 2016 this advance was deemed uncollectible and therefore written off to bad debt expense. From time to time, we receive payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. The balance of advances to stockholder as of March 31, 2017 and December 31, 2016 was $-0- and $-0, respectively. Amounts accrued, but not yet paid as due to related party at March 31, 2017 and December 31, 2016 was $25,000 and $25,000, respectively.

8. COMMITMENTS AND CONTINGENCIES

Litigation

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are an operational company which has experienced losses since our inception. Our independent auditors have issued a report raising a substantial doubt about our ability to continue as a going concern. We have only entered into one agreement for the leasing of our equipment to date. Our sources of cash to date have been capital invested by shareholders and venture capital investors/lenders. Our cumulative revenue, $1,240, has come from our one outstanding equipment lease agreement, of which $488 was received during the year ended December 31, 2016 and the remaining $752 was received during the year ended December 31, 2015.

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

Our business is to install and maintain, own and operate electrical power generation equipment (“gensets”) at client locations. We will own and maintain the equipment to be installed with the customer who will use it to produce its own electrical power. Our products are intended to be portable, easy-to-use units that can be conveniently deployed in various locations around the world. The units can also be assembled and combined to produce power centers providing up to 100 megawatts of power.

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

Results of Operations - The three months ended March 31, 2017 compared to the three months ended March 31, 2016:

Revenues

We did not generate revenues during the three months ended March 31, 2017 but did generate $264 during the three months ended March 31, 2016.

Operating expenses

During the three months ended March 31, 2017 total operating expenses decreased 69.66% to $26,160 from $86,219 for the three months ended March 31, 2016. The decrease is related mainly due to decreases of $31,550 in consulting expense, $11,321 in bad debt expense, and $6,000 in non-employee stock compensation. We also experienced decreases in salaries and wages, outside labor, outside sales consultant, filing fees, legal and accounting, payroll processing fees, telephone expense, cellphone expense, office supplies expense, postage expense, and depreciation expense. This decrease was offset by increases of $2,311 in stock registration fees, and minor increases in payroll tax expense, bank service charges, interest expense, and insurance expense.

Net loss

The net loss for the three months ended March 31, 2017and 2016, was $25,605 and $85,955, respectively. The net loss for the three months March 31, 2017 included other income of $555.

Liquidity and Capital Resources

As of March 31, 2017 and December 31, 2016, we had working capital deficits of $538,148 and $477,962, respectively.  For the three months ended March 31, 2017 we had $12,497 increase in cash compared to the year end. The cash used by operations of $43,811 was primarily due to net loss from operations of $25,605 plus non-cash adjustments to net operating cash flows of $999 of depreciation, less $19,205 decrease in accrued expenses. The total cash provided by financing activities of $56,308 was due to proceeds of notes payable to related parties.

We currently owe principal in the amount of $457,118 under notes due to related parties payable with dues dates and principal amounts as follows:

Maturity Date	Principal
Apr-17	$40,000
May-17	$52,147
Jun-17	$101,308
Jul-17	$25,000
Aug-17	$15,000
Sep-17	$13,000
Oct-17	$28,102
Nov-17	$16,049
Dec-17	$22,234
Jan-18	$27,500
Feb-18	$55,300
Mar-18	$12,780
Jun-18	$12,625
Jul-18	$5,973
Aug-18	$11,100
Sep-18	$6,000
Dec-18	$13,000
Total	$457,118

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

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2017 and December 31, 2016, the carrying value of certain financial instruments such as accounts receivable, accounts payable, notes payable-related parties, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the insufficient controls over timely financial statement preparation and review as well as over the preparation and review around accounting for certain complex transactions.

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

No other changes in our internal control over financial reporting occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

POWERDYNE INTERNATIONAL, INC.

Dated: May 11, 2017	By:	/s/ James F. O’Rourke
Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2017	By:	/s/ Linda H. Madison
Chief Financial Officer (Principal Accounting Officer)