Form 10-Q
period 2017-06-30
POWERDYNE INTERNATIONAL, INC.
filed 2017-08-17
CIK 1435617

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 0-53259

POWERDYNE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5572576
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

145 Phenix Avenue

Cranston, Rhode Island 02920-4248

(Address of principal executive offices) (zip code)

401/739-3300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at June 30, 2017

Common Stock, par value $0.0001	1,527,930,584 shares

POWERDYNE INTERNATIONAL, INC.

FINANCIAL STATEMENTS

June 30, 2017 and 2016

INDEX TO FINANCIAL STATEMENTS

(Unaudited)

Condensed Balance Sheets	2

Condensed Statements of Operations	3

Condensed Statements of Cash Flows	4

Notes to Condensed Financial Statements	5

POWERDYNE INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)

ASSETS

Current Assets:
Cash	$344	$72
Total current assets	344	72

Property and Equipment
Property and equipment, net	32,298	34,296

Total Assets	$32,642	$34,368

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$137,335	$135,502
Due to related parties	25,000	25,000
Notes payable-related parties	414,737	316,532
Income tax payable	1,000	1,000
Total Current Liabilities	578,072	478,034

Long Term Liabilities
Notes payable-related parties	36,073	84,278
Total Long Term Liabilities	36,073	84,278

Total Liabilities	614,145	562,312

Stockholders’ Deficit:
Common stock; $0.0001 par value; 2,000,000,000 shares authorized, 1,527,930,584 shares issued and outstanding as of June 30, 2017 and 1,527,930,584 shares issued and outstanding as of December 31, 2016	152,793	152,793
Additional paid-in capital	2,693,266	2,693,266
Accumulated deficit	(3,427,562)	(3,374,003)
Total Stockholders’ Deficit	(581,503)	(527,944)

Total Liabilities and Stockholders’ Deficit	$32,642	$34,368

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenues	$-	$-	$-	$264
Cost of revenues	-	-	-	-
Gross profit	-	-	-	264
Operating expenses	18,174	31,843	37,416	111,507

Loss from operations	(18,174)	(31,843)	(37,416)	(111,243)

Other (Income) Expense
Other Income	-	-	(555)	-
Other Expense-Interest	9,780	6,686	16,698	13,241
Total Other (Income) Expense	9,780	6,686	16,143	13,241

Loss before income tax expense	(27,954)	(38,529)	(53,559)	(124,484)

Income tax expense	-	-	-	-

Net loss	$(27,954)	$(38,529)	$(53,559)	$(124,484)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	1,527,930,584	20,263,736	1,527,930,584	1,507,666,848

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six	For the six
	months ended	months ended
	June 30, 2017	June 30, 2016
Operating Activities:
Net loss	$(53,559)	$(124,484)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,998	6,628
Write off of advances to shareholder	-	11,321
Common stock issued for service and stock compensation	-	30,050
Changes in operating assets and liabilities:
Accrued expenses	1,833	51,275
Net cash used in operating activities	(49,728)	(25,210)

Financing Activities:
Principal paid on Notes payable related parties	(6,308)	-
Proceeds from Notes payable related parties	56,308	24,105
Net cash provided by financing activities	50,000	24,105

Net increase (decrease) in cash	272	(1,105)
Cash, beginning of period	72	1,922

Cash, end of period	$344	$817

Non-cash investing and financing activities:
Common stock issued for service	$-	$14,850
Supplemental disclosure if cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

3. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all the notes required by generally accepted accounting principles for complete financial statements. Accordingly, certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The statements presented as of June 30, 2017 and June 30, 2016 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial statements have been included.

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

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of June 30, 2017, the Company had an accumulated deficit of $3,427,562. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The Company’s activities will necessitate significant uses of working capital beyond June 30, 2017. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s sales and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities and revenue from operations.

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

Cash

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2017 and December 31, 2016, respectively.

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

The Company’s tax provision is determined using an estimate of its annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment. Income taxes payable as of June 30, 2017 and December 31, 2016 were $1,000 and $1,000, respectively.

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same. As of June 30, 2017 and December 31, 2016, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share (unaudited):

	Six months ended June 30, 2017	Six months ended June 30, 2016	Three months ended June 30, 2017	Three months ended June 30, 2016
Loss available for common shareholder	$(53,559)	$(124,484)	$(27,954)	$(38,529)
Basic and fully diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	1,527,930,584	1,507,666,848	1,527,930,584	20,263,736

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09).  Under ASU 2016-09, the tax effects of stock compensation will be recognized as income tax expense or benefit to the Company’s income statement and the tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. Along with other income tax cash flows, excess tax benefits will be classified as operating activities, and cash paid by the Company when directly withholding shares for tax withholding purposes will be classified as financing activities. At this time, this does not apply to the Company and therefore does not have an impact on its current financial statements. The Company decided to account for forfeitures when they occur, which did not have a material impact to the Company’s financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

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

5. PROPERTY AND EQUIPMENT - NET

Equipment consists of the following as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
	(unaudited)
Machinery and equipment	$39,956	$39,956
Less accumulated depreciation	(7,658)	(5,660)

Total Property and Equipment	$32,298	$34,296

Equipment is stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives: machinery and equipment 10 years. Total depreciation expense for the six months ended June 30, 2017 and 2016 was $1,998 and $6,628, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

6. LEASE

On March 11, 2015 Powerdyne International, Inc. (the “Company”) finalized its negotiations with Farmacia Brisas del Mar, a corporation organized under the laws of Puerto Rico (the “Lessee”), and the Company and the Lessee have entered into a five-year contract to lease power generating equipment to Lessee based upon power consumption. In addition, the custom designed system will also provide cogeneration capabilities with the addition of chillers to support the air conditioning demands. The agreement provides for a payment to the Company of a monthly fee equal to the greater of a set monthly base rate or a monthly base rate plus an additional amount based on kilowatt wattage. The agreement provides for termination by the Company only in the event of nonperformance by the Lessee unless Lessee pays all payments due for the remainder of the term. The agreement contains representation and warranties, default provisions and indemnification provisions typical for agreements of this type. In 2016 the terms on the Farmacia Del Mar lease was modified to a monthly payment, based on actual power consumption. The total revenue-to date derived from this lease is $1,240.

On March 28, 2017, Powerdyne International Inc. entered into a fifteen year contract with a third party to lease power generating equipment. The lease is subject to financing, and is currently under negations with lenders.

7. RELATED PARTY – Promissory Note

The Company obtained financing from five different related parties from 2012 through June 30, 2017. As of June 30, 2017, 84.54% of the short-term financing is from Arthur Read, the Company’s Executive Vice-President, General Counsel and Director. The accrued interest payable to Mr. Read is $59,229. The following are breakdowns for the promissory notes issued to all five related parties.

The Company obtained financing from a related party in the form of three demand Notes Payable in the aggregate amount of $10,000 which has been outstanding since the year ended December 31, 2012. All three notes have been amended, extending the maturity dates. See maturity dates on table below. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accrued interest		Maturity
			6/30/17	12/31/16
Promissory note 1	$6,000	7%	$2,024	$1,816	9/4/2018
Promissory note 2	$2,000	7%	$664	$594	10/1/2017
Promissory note 3	$2,000	7%	$640	$571	12/3/2017
Total	$10,000		$3,328	$2,981

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

7. RELATED PARTY – Promissory Note (Continued)

The Company obtained financing from a related party in the form of twenty-two demand Notes Payable in the aggregate amount of $381,101 during the period from 2012 through June 30, 2017. The Company repaid a total of $2,353 of the principal on Note 7 during the years ended December 31, 2014 and December 31, 2015. Note 23 in the amount of $6,308 was repaid in full in April 2017, however does have an accrued interest balance. Several of the notes have been amended and extended during the period from 2014 through June 30, 2017. See maturity dues on table below. Notes 1 - 21 bear an interest rate of 7% per annum and are unsecured. Notes 22 and 23 bear interest rates of 20% which began accruing on March 23, 2017 and March 24, 2017, respectively.

Note	Principal	Rate	Accrued interest		Maturity
			6/30/17	12/31/16
Promissory note 1	$5,000	7%	$1,695	$1,522	7/25/2018
Promissory note 2	$11,000	7%	$3,610	$3,228	10/22/2017
Promissory note 3	$15,000	7%	$4,827	$4,306	11/24/2017
Promissory note 4	$102	7%	$33	$30	10/22/2017
Promissory note 5	$879	7%	$283	$252	11/24/2017
Promissory note 6	$973	7%	$330	$296	7/25/2018
Promissory note 7	$22,147	7%	$5,074	$4,305	5/4/2018
Promissory note 8	$7,000	7%	$1,253	$1,010	12/11/2018
Promissory note 9	$6,000	7%	$1,061	$853	12/22/2018
Promissory note 10	$25,000	7%	$4,339	$3,471	1/8/2018
Promissory note 11	$35,000	7%	$5,887	$4,672	2/5/2018
Promissory note 12	$40,000	7%	$6,252	$4,864	4/8/2018
Promissory note 13	$30,000	7%	$4,534	$3,492	5/5/2018
Promissory note 14	$45,000	7%	$6,369	$4,807	6/24/2018
Promissory note 15	$25,000	7%	$3,375	$2,508	7/28/2017
Promissory note 16	$15,000	7%	$1,959	$1,438	8/20/2017
Promissory note 17	$13,000	7%	$1,618	$1,167	9/21/2017
Promissory note 18	$5,000	7%	$613	$439	10/13/2017
Promissory note 19	$10,000	7%	$1,170	$823	10/30/2017
Promissory note 20	$3,000	7%	$324	$220	12/15/2017
Promissory note 21	$17,000	7%	$1,839	$1,249	12/15/2017
Promissory note 22	$50,000	20%	$2,712	$-	12/31/2017
Promissory note 23	$-	20%	$73	$-	12/31/2017
Total	$381,101		$59,229	$44,952

The Company obtained financing from a related party in the form of six demand Notes Payable in the aggregate amount of $9,409 during the period from 2012 through December 31, 2016. Notes 1 - 4 were amended and extended. See maturity dates on table below. The Notes bear an interest rate of 7% per annum and are unsecured.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

7. RELATED PARTY – Promissory Note (Continued)

Note	Principal	Rate	Accrued interest		Maturity
			6/30/17	12/31/16
Promissory note 1	$234	7%	$75	$67	12/5/2017
Promissory note 2	$170	7%	$55	$49	11/18/2017
Promissory note 3	$4,100	7%	$1,263	$1,120	2/5/2018
Promissory note 4	$2,000	7%	$615	$546	2/7/2018
Promissory note 5	$1,780	7%	$157	$95	3/29/2018
Promissory note 6	$1,125	7%	$79	$40	6/30/2018
Total	$9,409		$2,243	$1,917

The Company obtained financing from a related party in the form of two demand Notes Payable in the aggregate amount of $18,000 during the year of 2013. Both notes were amended and extended during the quarter ended March 31, 2016. See maturity dates on table below. The Notes bear an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accured interest		Maturity
			6/30/17	12/31/16
Promissory note 1	$10,000	7%	$3,049	$2,702	2/21/2018
Promissory note 2	$8,000	7%	$2,401	$2,123	3/18/2018
Total	$18,000		$5,450	$4,826

The Company obtained financing from a related party in the form of six demand Note Payables in the aggregate amount of $32,300 during the period from 2014 through December 31, 2016. The Notes bears an interest rate of 7% per annum and are unsecured.

Note	Principal	Rate	Accured interest		Maturity
			6/30/17	12/31/16
Promissory note 1	$6,000	7%	$1,220	$1,011	8/6/2018
Promissory note 2	$2,500	7%	$261	$174	1/4/2018
Promissory note 3	$4,200	7%	$387	$242	2/5/2018
Promissory note 4	$3,000	7%	$269	$165	3/20/2018
Promissory note 5	$11,500	7%	$805	$406	6/30/2018
Promissory note 6	$5,100	7%	$283	$106	8/8/2018
Total	$32,300		$3,225	$2,104

During the six months ended June 30, 2017 the total amount of related party loan proceeds was $56,308, of which in April 2017 $6,308 was used to repay an outstanding balance under a note. The total interest accrued on related party loans at June 30, 2017 and December 31, 2016 was $73,475 and $56,777, respectively.

Before the Company became public, $11,321 was advanced to one stockholder. In the 1st quarter of 2016 this advance was deemed uncollectible and therefore written off to bad debt expense. From time to time, we receive payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. The balance of advances to stockholder as of June 30, 2017 and December 31, 2016 was $-0- and $-0-, respectively. Amounts accrued, but not yet paid as due to related party at June 30, 2017 and December 31, 2016 was $25,000 and $25,000, respectively.

8. COMMITMENTS AND CONTINGENCIES

Litigation

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion contains forward-looking statements, as discussed above. Please see the sections entitled “Forward-Looking Condensed Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

Operations

The Company’s strategy is to pursue selected opportunities in markets where inexpensive and environmentally friendly power sources are needed and/or required.

Results of Operations - The six months ended June 30, 2017 compared to the six months ended June 30, 2016:

Revenues

We did not generate revenues during the six months ended June 30, 2017 but did generate $264 during the six months ended June 30, 2016.

Operating expenses

During the six months ended June 30, 2017 total operating expenses decreased 66.45% to $37,416 from $111,507 for the six months ended June 30, 2016. During the three months ended June 30, 2017, total operating expenses decreased 42.93% to $18,174 from $31,843 for the three months ended June 30, 2016. The decrease from the six months ended June 30, 2016 to the six months ended June 30, 2017 is related mainly due to decreases of $39,050 in consulting expense, $7,335 in legal and accounting, $11,321 in bad debt expense,$4,630 in depreciation expense, and $6,000 in non-employee stock compensation. We also experienced decreases in salaries and wages, outside labor, outside sales consultant, payroll processing fees, telephone expense, cellphone expense, and postage expense. This decrease was offset by increases of $1,962 in stock registration fees, and minor increases in payroll tax expense, bank service charges, filing fees, insurance expense, equipment rental, and machine shop and outside service expense.

Net loss

The net loss for the six months ended June 30, 2017 and 2016, was $53,559 and $124,484, respectively. The net loss for the six months June 30, 2017 included other income of $555 which was additional monies received, after sale of assets in November 2016, for reimbursement for Powerdyne’s time and expense incurred as a result of the asset sale.

Liquidity and Capital Resources

As of June 30, 2017 and December 31, 2016, we had working capital deficits of $577,728 and $477,962, respectively.  For the six months ended June 30, 2017 we had a $272 increase in cash compared to the year end. The cash used by operations of $49,728 was primarily due to net loss from operations of $53,559 plus non-cash adjustments to net operating cash flows of $1,998 of depreciation and $1,833 increase in accrued expenses. The total net cash provided by financing activities of $50,000 was due to proceeds of notes payable to related parties and repayment of one of those loans.

We currently owe principal in the amount of $450,810 under notes due to related parties payable with dues dates and principal amounts as follows:

Maturity Date	Principal
Jul-17	$25,000
Aug-17	$15,000
Sep-17	$13,000
Oct-17	$28,102
Nov-17	$16,049
Dec-17	$72,234
Jan-18	$27,500
Feb-18	$55,300
Mar-18	$12,780
Apr-18	$40,000
May-18	$52,147
Jun-18	$57,625
Jul-18	$5,973
Aug-18	$11,100
Sep-18	$6,000
Dec-18	$13,000
Total	$450,810

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

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2017 and December 31, 2016, the carrying value of certain financial instruments such as accounts receivable, accounts payable, notes payable-related parties, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the insufficient controls over timely financial statement preparation and review as well as over the preparation and review around accounting for certain complex transactions.

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

No other changes in our internal control over financial reporting occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERDYNE INTERNATIONAL, INC.

Dated: August 17, 2017	By:	/s/ James F. O’Rourke
Chief Executive Officer (Principal Executive Officer)

Dated: August 17, 2017	By:	/s/ Linda H. Madison
Chief Financial Officer
(Principal Accounting Officer)