Form 10-K
period 2020-12-31
POWERDYNE INTERNATIONAL, INC.
filed 2021-03-31
CIK 1435617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 001-38523

POWERDYNE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5572576
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

45 North Main Street North Reading, Massachusetts 40299	01864
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code: (401) 739-3300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of Exchange Act .

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of December 31, 2020, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $94,403. The registrant’s stock does not trade. Therefore, the market value for the stock was valued at $0.0001, its par value. The registrant has no non-voting stock.

As of March 30, the registrant had 1,914,930,584 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

This Registration Statement contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Registration Statement, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important cautionary statements in this Registration Statement, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Registration Statement and the documents that we have filed as exhibits to this Registration Statement with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Registration Statement are made as of the date of this Registration Statement, and we do not assume any obligation to update any forward-looking statements except as required by applicable law.

WHERE YOU CAN FIND MORE INFORMATION ABOUT US

When this Registration Statement becomes effective, we will begin to file reports, proxy statements, information statements and other information with the United States Securities and Exchange Commission, or SEC. You may read and copy this information, for a copying fee, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information on its Public Reference Room. Our SEC filings will also be available to the public from commercial document retrieval services, and at the website maintained by the SEC at http://www.sec.gov.

Our Internet website address is http://www.powerdyneinternational.com. Information contained on the website does not constitute part of this Registration Statement. We have included our website address in this Registration Statement solely as an inactive textual reference. When this Registration Statement is effective, we will make available, through a link to the SEC’s website, electronic copies of the materials we file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, the Section 16 reports filed by our executive officers, directors and 10% stockholders and amendments to those reports.

ITEM 1: DESCRIPTION OF BUSINESS

Our History

Our company was incorporated in the State of Delaware in September 2006 and was formerly known as Greenmark Acquisition Corporation (“Greenmark”). On February 7, 2011, Greenmark Acquisition Corporation and Powerdyne, Inc., a Nevada corporation (“Powerdyne Nevada”), merged with Greenmark as the surviving company. Powerdyne Nevada was formed in February 2010 in the State of Nevada and had limited operations until the time of its combination with Greenmark. As part of the merger, Greenmark Acquisition Corporation, the surviving entity, changed its name to Powerdyne International, Inc. Prior to the merger, Greenmark did not have any ongoing business or operations and was established for the purpose of completing mergers and acquisitions with a target company, such as Powerdyne Nevada.

Overview

We are a company which intends to provide independent, cost-effective, green electrical power through the leasing of electrical generation equipment under the trade name “PDI Power Solutions”. Our PDI Power Solution is a customized green power solution which allows a client to operate either independent of the grid (forming his own micro-grid) with the option for cogeneration (CHPC) or to operate while allowing the grid to act as a UPS System (uninterruptable power supply) if he chooses. Each PDI Power Solution will be customized to meet our individual client’s unique power requirements. This is accomplished by using a modular design approach for the integration of all the components which make up each system. A typical PDI Power Solution is made up of a generator (gaseous), system controller (which allows for remote diagnostics, monitoring and control of a parallel generator system), a modified cooling system, an optional heat exchanger or chiller all packaged in a weatherproof/sound attenuated enclosure. Cogeneration capability CHPC (combination heat/power/cooling) is achieved by adding a closed loop cooling system to the generators with the addition of a heat exchanger and/or chiller. The heat exchanger produces hot water which can be used for heating and/or for preheating water. The chillers provide cooling to support air conditioning or refrigeration needs. PDI Power Solutions are intended to be either stationary or portable power systems ready for rapid global deployment taking only a few hours for installation. These systems can be packaged into modules which will provide as much as 100 megawatts of power.

We intend to acquire all the components needed to make a PDI Power Solution and either have them installed at the generator manufacturer’s facility to our specifications or integrated at the client’s site.

Our potential customers include a variety of small to medium size manufacturing companies, hotels and commercial enterprises worldwide. In addition, our power solutions are ideal for large end users such as seaports, commercial laundries, airports and the like. However, we initially intend to focus our marketing and sales efforts in the Caribbean and California markets, where we believe there is a great need for independent cost-effective reliable power. Once established in the Caribbean and California, we intend to expand our marketing throughout North America and as we move into other regions in North America, we plan to increase the power ratings of the PDI Power Solutions to include multi-megawatt power generating systems.

During the quarter ended March 31, 2019 Powerdyne International, Inc. purchased several crypto currency miners and began mining certain crypto coins. This was done in an effort to enter into the crypto markets and explore other potential revenue opportunities for Powerdyne International, Inc.

We have not installed and activated any of our power equipment to date. Our primary activities have been in perfecting our concept and in marketing and sales of our products. As shown in our financial statements, we have incurred an accumulated deficit of $3,608,056 from inception thru December 31, 2020.

Products

Our product (PDI Power Solution) is a self-contained generator powered by a gaseous fueled engine which drives an electrical generator. The unit runs on natural gas, propane, or other gaseous fuels; it is compact, lightweight, and clean burning. As a result, the units produce low emissions and are energy efficient.

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

The basic PDI Power Solution consists of three active components; a generator, system controller, and paralleling switch gear all mounted onto a common skid. The controller, switch gear and skid are all commercially available from multiple manufacturers built to our specifications. They are custom built to meet both our specifications as well as the customer’s specific power requirements. The PDI Power Solution can also have the option of having cogeneration capabilities of producing a combined heat power and cooling by adding custom integrated chillers and heat exchangers. These components once assembled onto the skid, can be put inside a weather and sound attenuated enclosure for stationary application or slid into a container and then mounted on a set of wheels for mobile and rapid deployment. The modular design approach allows for interchangeable components which allows for any component to be switched out as newer more cost-effective technology becomes available. We believe this gives us the competitive advantage of upgrading a PDI Power Solution with new technology at the customer’s facility without replacing the entire system.

Business Model

We plan to develop our business, producing and distributing primary electrical power and cogeneration CHCP capabilities through the PDI Power Solution product offerings, under long term master lease agreements, similar to the one we signed with Farmacia Brisas del Mar, at fixed capacity charge plus a usage charge based on actual power used at a fixed dollars per kilowatt hour ($/kWh). Installation, service and maintenance of the PDI Power Solution will initially be provided through independent contractors, at no cost to the customer.

We intend to provide a viable alternative for local utilities to reduce the demand on the primary grid by using our equipment and power, thereby increasing the limits and capabilities of the primary grid. By using our equipment, we expect that the customer will be able to solve several problems at once. First, expensive, and polluting diesel units are replaced with cost-efficient, greener gensets. Second, the customer’s cost to produce the electrical power is reduced. Third, savings go directly to the bottom line on a monthly basis, no need to apply for energy credit annually. Fourth, maintenance is provided exclusively by us, thereby allowing the customer to reduce its workforce. Fifth, any tank farms and all other diesel support equipment or infrastructure can be dismantled and removed from the customer’s site.

Some generators are readily available, and some would be made to the customer’s specific needs, using the latest technology such as remote monitoring, remote auto shut down. Typical generator manufactures such as Cummings, Caterpillar, or GE for example will package their power solutions to meet the customer’s specifications using only their own equipment in standard packages. Powerdyne will review both the customer’s power requirements in addition to their budget, schedule, and expectations. Once this has been done Powerdyne will select the best equipment from all global equipment manufactures available and custom packaging this equipment into a power solution that offers a high efficiency green power solution that meets the customer’s budget, schedule, power specifications and expectations.

The Market

Our market is global, and our primary focus is on placing PDI Power Solutions in manufacturing and commercial operations, as well as any other existing independent power generation application that requires high quality, steady electrical power generation. We intend to lease our units based on usage to allow customers to generate electricity on a 24/7 basis. The PDI Power Solution is ideal for any medium to large commercial user wherein electricity can be delivered to the user’s location on a cost effective, reliable basis.

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

Pricing

The Fuel cost for a natural gas generator, based on the manufacture’s speck is .03 a kilowatt hour based on Natural gas’s current pricing. The financing cost are .025 to .035 a kilowatt hour based on 10% financing costs for 5 years. .01 a kilowatt hour for routine maintenance. .05 for a maintenance reserve. The total estimated costs are about .075 a kilowatt hour. The average price for electricity on the Caribbean has a range from .30 to .40 a kilowatt hour and some areas in the United States can be up to .20 to .30 a kilowatt hour.

Competition

We believe we are an insignificant participant among the firms, which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors

Employees

We have one executive officer. The executive officer will not receive any compensation until, and if, we raise or procure adequate capital (through operations, financings or otherwise) to pay such compensation. We expect that we will hire additional personnel as we expand our operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Kcontains forward-looking statements that may be affected by matters outside our control that could cause materially different results.

There are statements in this Registration Statement that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Registration Statement carefully, especially the risks discussed under the section entitled “Risk Factors.” Although management believes that the assumptions underlying the forward-looking statements included in this Registration Statement are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Registration Statement will in fact transpire. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

ITEM 1A. RISK FACTORS

The company qualifies as a smaller reporting company, as defined by § 229.10(f)(1) and is not required to provide the information required by this Item.

ITEM 2. FINANCIAL INFORMATION

This Form 10- K contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to “Cautionary Note Regarding Forward Looking Statements” in Item 1 above.

We are an operational company which has experienced losses since our inception. Our sources of cash to date have been capital invested by shareholders and venture capital investors/lenders. Our cumulative revenue of $13,139 has come from two sources: 1) $1,240 from our one equipment lease agreement, which was terminated in September 2017 due to a natural disaster; and 2) $11,899 from crypto-mining revenue, of which $3,521 was received during the year ended December 31, 2020 and $8,378 was received during the year ended December 31, 2019.

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

During the 1st quarter of 2019 Powerdyne International, Inc. purchased several crypto currency miners and began mining certain crypto coins. This was done in an effort to conservatively enter into the crypto markets and explore other potential revenue producing opportunities for Powerdyne International, Inc. We are only mining SIA coin currently. The exchange rate is determined by the crypto exchanges. We have sold some mined coins for US $ in early to mid-2019. The total revenue generated by the Sia coins sold in 2019 was $7,112. Since July 2019 we have not converted any coins to US $ or any other currency or Crypto Currency and continue to hold them in the company’s digital wallet. The estimated numbers of SIA coin held in our digital wallet as of December 31, 2020 is approximately 1,535461. The Company is currently running 4 Obelisk SCI Generation 1 miners running an average hash rate of 600+ GHs. The Company is not actively engaged in the purchase of additional crypto currencies and is focusing on providing power solutions to its future clients.

The coins are stored in our Sia coin digital wallet which is housed in Sia coins cloud storage.

Powerdyne has a bill of sale that shows ownership via serial #s and, has possession of the miners and the Sia coin digital wallet codes. The biggest cyber security threat is an exchanged being hacked which the exchanges have insurance for the clients funds and coins. For security Powerdyne stores all it’s Sia coins in it’s our digital wallet and are only transferred to the exchange when they are to be converted to USD. For security purposes Powerdyne has it’s digital wallet address and pass codes stored offline and backups are also stored offline in separate locations. Powerdyne believes the cyber threat is very low do to the very small size and value of our mining operation and the complexity required to break into a crypto wallet.

Governmental Regulations Regarding Crypto Currency

Government regulation of blockchain and crypto is being actively considered by the United States federal government via a number of agencies (including the U.S. Securities and Exchange Commission (the “SEC”), the U.S. Commodities Future Trading Commission (“CFTC”), Federal Trade Commission (“FTC”), and the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of the Treasury) and in other countries. Other regulatory bodies are governmental or semi-governmental and have shown an interest in regulating or investigating companies engaged in the blockchain business (NASDAQ, NYSE, FINRA, state securities commissions).

Blockchain and crypto currency regulations are in a nascent state with agencies investigating businesses and their practices, gathering information, and generally trying to understand the risks and uncertainties in order to protect investors in these businesses. Regulations will certainly increase, in many cases, although it is presently not possible to know how they will increase, how regulations will apply to the Company’s businesses, or when they will be effective. Various bills have also been proposed in congress for adoption related to the Company’s business which may be adopted and have an impact on it. As the regulatory and legal environment evolves, the Company may become subject to new laws and further regulation by the SEC and other agencies, although the Company is not currently trading in digital assets and has no intention to trade in digital assets.

During the 4th quarter of 2019 Powerdyne accepted forgiveness of debt letters from the related party debt holders forgiving all unpaid debt and accrued interest owed to them individually, by the Corporation. During this same period Powerdyne International as part a corporate reorganization, accepted the resignation of the Director of the Corporation and as Chairman of the Board. The remaining directors unanimously resolved to elect James O’Rourke as Chairman of the Board. The Company then accepted the resignation of the remaining Board of Directors.

The following discussion contains forward-looking statements, as discussed above. Please see the sections entitled “Forward-Looking Condensed Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

Investment Company Act 1940

Although we will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, we believe we will not be subject to regulation under the Investment Company Act of 1940 (the “1940 Act”) insofar as we will not be engaged in the business of investing or trading in securities. We have no intent to continue to engage in the business of buying and selling digital assets. In the event we engage in such business that results in us holding passive investment interests in digital assets, we could be subject to regulation under the 1940 Act. In such event, we would be required to register as an investment company and incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the 1940 Act and, consequently, any violation of the 1940 Act would subject us to material adverse consequences. We believe that, currently, we are exempt under Regulation 3a-2 of the 1940 Act.

The value of the Cryptocurrency held by the Company is determined by the price of the Cryptocurrency as set forth by Bittrx, Inc., a U.S. cryptocurrency platform, as of the last day of each of the Company’s financial quarters. In the event that the value of the Company’s Cryptocurrency holdings exceeds forty percent (40%) of the Company’s total assets, the Company intends to sell that amount of its Cryptocurrencies that will allow the Company to remain exempt under Regulation 3a-2 of the 1940 Act.”

Operations

The Company’s strategy is to pursue selected opportunities in markets where inexpensive and environmentally friendly power sources are needed and/or required.

Results of Operations - The year ended December 31, 2020 compared to the year ended December 31, 2019:

Revenues

We generated revenues of $3,521 during the year ended December 31, 2020, and $8,378 during the year ended December 31, 2019.

Operating expenses

During the year ended December 31, 2020 total operating expenses increased 114.16% to $55,237 from $25,793 for the year ended December 31, 2019. The increase is mainly due to increases of $8,330 in filing fees, $386 in stock registration fees, $34,640 in legal and accounting expense, $112 in telephone expense, and a minor increase in office supplies expense. These increases were offset by decreases of $4,128 in consulting fees, $1,846 in other taxes expense, $8,000 in non-employee stock compensation, and minor decreases in bank service charges and payroll processing fees.

Net income (loss)

The net loss for the year ended December 31, 2020 was $57,256. The net loss for the year ended December 31, 2019 was $60,677.

Liquidity and Capital Resources

As of December 31, 2020, and 2019, we had working capital deficits of $122,712 and $68,456, respectively. The cash used in operations of $65,127 was primarily due to net loss from operations of $57,256, less cash used in operations of $3,521 of asset held for sale and $7,750 of accrued expenses, plus $3,000 of depreciation expense and $400 in taxes payable. The total net cash used in investing activities was $-0-. The total net cash provided by financing activities of $57,040 was due to proceeds from due to related party of $54,900 and proceeds from notes payable-stockholder of $2,140. We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2020 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We believe that anticipated cash flows from operations will be insufficient to satisfy our ongoing capital requirements. We have and continue to receive financing in the form of loans from Executive Management in order to provide the necessary working capital. Our ability to meet our obligations and continue to operate as a going concern is highly dependent on our ability to obtain additional financing. We cannot predict weather this additional financing will be in the form of equity or debt. The financing for these goals could come from further equity financing or could come from sales of securities and /or loans. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Proposed Goals Over the Next Twelve Months.

●	Redo our website for better marketing 0-90 days
●	Develop marketing materials / brochures 0-90 days
●	Establish marketing channels 90-180 days
●	Establish marketing partnerships 3-12 months

●	Employ a part time to full time salesperson 3-12 months
●	Establish financing partnerships 3-12 months

Development and Operating expense		Estimated Expenses
Redo Website	90 Days	$5,000
Marketing Materials	90 Days	$10,000
Marketing	12 Months	$10,000
Operating and General Expenses	12 Months	$20,000
Salaries	12 Months	$30,000
Legal Expenses	12 Months	$20,000
Accounting Fees	12 Months	$15,000
Printing and Filing costs	12 Months	$5,000
Total Estimated Costs	12 Months	$115,000

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

Critical Accounting Policies

In addition to the accounting policies listed below, other significant accounting policies are disclosed in Note 1 of our Financial Statements included elsewhere in this Form 10-K.

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

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2020, and December 31, 2019, the carrying value of certain financial instruments such as accounts receivable, accounts payable, notes payable-related parties, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). Under ASU 2016-09, the tax effects of stock compensation will be recognized as income tax expense or benefit to the Company’s income statement and the tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. Along with other income tax cash flows, excess tax benefits will be classified as operating activities, and cash paid by the Company when directly withholding shares for tax withholding purposes will be classified as financing activities. At this time, this does not apply to the Company and therefore does not have an impact on its current financial statements. The Company decided to account for forfeitures when they occur, which, did not have a material impact to the Company’s financial statements.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of December 31, 2019, and December 31, 2020, we have no off-balance sheet arrangements.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this registration statement on Form 10. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not sufficient as of December 31, 2019 or December 31 2020.

This registration statement on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this registration statement on Form 10-K.

SUBSEQUENT EVENTS

We have evaluated subsequent events after December 31, 2020 through the date this report was filed and has determined there have been no subsequent events for which disclosure is required.

ITEM 3: PROPERTIES

Our corporate headquarters are located in a full-service office suite located in a building in North Reading, Massachusetts, consisting of approximately 500 square feet of office space. We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our anticipated needs.

ITEM 4: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2020 the number and percentage of the outstanding shares of common stock, which, according to the information available to us, were beneficially owned by:

(i)	each person who is currently a director,

(ii)	each executive officer,

(iii)	all current directors and executive officers as a group, and

(iv)	each person who is known by us to own beneficially more than 5% of our outstanding common stock.

Except as otherwise indicated, the persons named in the tables below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

COMMON STOCK		Number of Shares of	Percent of
Name	Position	Common Stock	Class (1)

James F. O’Rourke	Chief Executive Officer	215,825,000	10.8%
Arthur M. Read, II, Esq.	Shareholder	183,000,000	9.5%
Eric Foster	Shareholder	135,000,000	7.1%
Dale P. Euga	Shareholder	139,024,408	7.3%
Linda H. Madison	Shareholder	114,000,000	6.0%
Total owned by officers and directors (1)		215,825,000	10.8%

(1) Based upon 1,914,930,584 shares outstanding.

ITEM 5: DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of December 31, 2020:

Name	Age	Position	Since
James F. ‘Rourke	65	President, Secretary, CFO and Director	May 6, 2016

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

Audit Committee

Powerdyne does not presently have an Audit Committee and the entire Board acts in such capacity for the immediate future due to the limited size of the Board. Powerdyne intends to increase the size of its Board in the future, at which time it may appoint an Audit Committee.

In lieu of an Audit Committee the Board is empowered to make such examinations as are necessary to monitor the corporate financial reporting and the external audits of Powerdyne, to provide to the Board of Directors (the “Board”) the results of its examinations and recommendations derived there from, to outline to the Board improvements made, or to be made, in internal control, to nominate independent auditors, and to provide to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters that require Board attention.

Compensation Committee

Powerdyne does not presently have a Nominating Committee and the Board acts in such capacity for the immediate future due to the limited size of the Board. Powerdyne intends to increase the size of its Board in the future, at which time it may appoint a Compensation Committee.

The Compensation Committee will be authorized to review and make recommendations to the Board regarding all forms of compensation to be provided to the executive officers and directors of Powerdyne, including stock compensation, and bonus compensation to all employees.

Nominating Committee

Powerdyne does not have a Nominating Committee and the Board acts in such capacity.

Code of Conduct and Ethics

To date, we have not adopted a Code of Ethics applicable to our principal executive officer and principal financial officer because the Company has no meaningful operations. The Company does not believe that a formal written code of ethics is necessary at this time. We expect that the Company will adopt a code of ethics if and when the Company successfully completes a business combination that results in the acquisition of an on-going business and thereby commences operations.

Indemnification of Executive Officers and Directors

Our articles provide to the fullest extent permitted by Delaware Law, wherein our directors or officers shall not be personally liable to the Company or our stockholders for damages for breach of such directors or officers fiduciary duty. The effect of this provision of our articles is to eliminate our rights and the rights of our stockholders (through stockholders’ derivative suits on behalf of the Company) to recover damages against a director or officer for breach of the fiduciary duty of care as a director or officer (including breaches resulting from negligent or grossly negligent behavior), except under certain situations defined by statute. We believe that the indemnification provisions in our articles are necessary to attract and retain qualified persons as directors and officers.

Delaware corporate law provides that a corporation may indemnify a director, officer, employee or agent made a party to an action by reason of that fact that he was a director, officer employee or agent of the corporation or was serving at the request of the corporation against expenses actually and reasonably incurred by him in connection with such action if he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the corporation and with respect to any criminal action, had no reasonable cause to believe his conduct was unlawful.

CONFLICTS OF INTEREST - GENERAL

Our sole director and officer is, or may become, in his individual capacities, an officer, director, controlling shareholder and/or partner of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts, and corporation opportunity, involved in participation with such other business entities. While our sole officer and director of our business is engaged in business activities outside of our business, he devotes to our business such time as he believes to be necessary.

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

ITEM 6: EXECUTIVE COMPENSATION

During the three years ended December 31, 2020, 2019 and 2018, no salaries were paid to any officers or directors.

Executive compensation during the years ended December 31, 2020 and 2019 was as follows:

		Annual	Annual	Stock		All	Annual
		Payments	Payments	And	Compensation	Other	Compensation
Name/Position	Year	Salary	Made	Options(1)	Plans	Compensation	Total

James F. O’Rourke	2020	$0	$0	0	0	0	$0
Chief Executive Officer	2019	$0	$0	$11,700	0	0	$0
	2018	$0	$0	0	0	0	$0

Arthur M. Read II, Esq. (2)	2019	$0	$0	$7,500	0	0	$0
Vice President	2018	$0	$0	0	0	0	$0

Linda H. Madison (2) Principal Financial Officer and	2019	$0	$0	$2,500	0	0	$0
Principal Accounting Officer	2018	$0	$0	0	0	0	$0

(1)	On September 18, 2019, the Company issued the following stock awards: Mr. O’Rourke-117,000,000 shares; Mr. Read-75,000,000 shares and Ms. Madison-25,000,000 shares. The shares were valued at $0.0001, the market price of the stock on the OTC Markets on that date.

(2)	On December 30, 2019, Mr. Read and Ms. Madison resigned as officers and directors of the Company

Employment Agreement

We do not have any employment agreements with our officers.

Stock Option Plan

Under the Company’s 2014 Stock Option Plan, no options have been granted

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information relating to equity awards outstanding at the end of December 31, 2020 for each Named Executive Officer.

Name	Grant Date	Number of Securities Underlying Unexercised Stock Awards	Number of Securities Underlying Unexercised Stock Awards Exercisable	Number of Securities Underlying Unexercised Stock Awards Unexercisable	Grant Date fair value of Restricted Stock Awards ($/share)

James F. O’Rourke	09/18/2019		117,000,000		$0.0001
Arthur M. Read, II, Esq	09/18/2019		75,000,000		$0.0001
Linda H. Madison	09/18/2019		25,000,000		$0.0001

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director’s Compensation

At present we do not pay our directors for attending meetings of our Board of Directors, although we expect to adopt a director compensation policy by the end of the current year.

ITEM 7: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2020 the total amount of loan proceeds was $-0- from the Company’s President. The total interest accrued on President’s loans on December 31, 2020 and December 31, 2019 was $-0- and $-0-, respectively.

From time to time, we receive payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. On December 11, 2018 we received a loan from a stockholder in the amount of $13,500, to be repaid in monthly installments of principal and interest beginning March 25, 2019. The balance of this loan as of December 31, 2020 was $13,080. The interest expense on this loan as of December 31, 2020 was $2,140.

The balance of advances to related parties as of December 31, 2020 and December 31, 2019 was $-0- and $-0-, respectively. During the year ended December 31, 2020 a related party advanced the Company $54,900. Amounts accrued, but not yet paid as due to related party at December 31, 2020 and December 31, 2019 was $93,900 and $39,000, respectively.

Employee Benefit Plans

We have no employee benefit plans or stock option plans.

ITEM 8: LEGAL PROCEEDINGS

Neither we nor any of our officers, directors, or holders of five percent or more of its common stock is a party to any pending legal proceedings and to the best of our knowledge, no such proceedings by or against us or our officers, or directors or holders of five percent or more of its common stock have been threatened or is pending against us.

ITEM 9: MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Market Information

The trading in the Company’s Common Stock began on November 13, 2012. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to buy or sell shares of our common stock, which may affect the ability of our shareholders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock in the marketplace. In addition, the liquidity for our common stock may be decreased, with a corresponding decrease in the price of our common stock. Our shares are likely to be subject to such penny stock rules for the foreseeable future.

On November 13, 2012, our common stock was approved for quotation on the OTC Markets under the symbol “PWDY”. The OTC Markets is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. The OTC Markets securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our common stock.

The following table sets forth the range of the high and low sales prices of our common stock for each of the calendar quarters during the years ended December 31, 2020 and December 31, 2019.

OTC Bulletin Board	High	Low
Year Ended December 31, 2018
1st Quarter	$0.0005	$0.0002
2nd Quarter	$0.0005	$0.0003
3rd Quarter	$0.0007	$0.0002
4th Quarter	$0.0006	$0.0003
Year Ended December 31, 2019
1st Quarter	$0.0002	$0.0001
2nd Quarter	$0.0011	$0.0002
3rd Quarter thru September 30	$0.0038	$0.0001

On September 30, 2019, the SEC, pursuant to Section 12(j), revoked the Company registration under Section 12 of the Securities Act of 1933, as amended. Accordingly, the Company’s common stock has not traded since that date. The company is currently working with a broker/dealer and FINRA to have its common stock commence trading shortly after the effectiveness of this Form 10. The last price of our common stock as quoted on the OTC Bulletin Board on September 30, 2019 was $0 .0004.

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

Equity Compensation Plan Information

Our board of directors adopted the 2014 Stock Option Plan (the “Plan”) in 2014 to promote our long-term growth and profitability by (i) providing our key directors, officers and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 100,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers and directors and those of our subsidiaries, provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have granted a total of 0 shares of stock as of December 31, 2020 under the Plan.

Holders

There are approximately 45 active holders of the Company’s Common Stock. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Shares Available for Future Sale

Approximately 50.7% of all outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act, because they were issued in a private transaction not involving a public offering. Accordingly, none of the outstanding shares of our common stock may be resold, transferred, pledged as collateral or otherwise disposed of unless such transaction is registered under the Securities Act or an exemption from registration is available. In connection with any transfer of shares of our common stock other than pursuant to an effective registration statement under the Securities Act, the Company may require the holder to provide to the Company an opinion of counsel to the effect that such transfer does not require registration of such transferred shares under the Securities Act.

Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies, unless the following conditions are met:

●	the issuer of the securities that was formerly a shell Company has ceased to be a shell Company;

●	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

●	the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

●	at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell Company.

Reports to Security Holders

The Company’s documents filed with the Securities and Exchange Commission may be inspected at the Commission’s principal office in Washington, D.C. Copies of all or any part of the registration statement may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street N.E., Washington, D.C. 20549. Call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. All of the Company’s filings may be located under the CIK number 000- 1435617.

Transfer Agent

VStock Transfer, LLC, located at 18 Lafayette Place, New York 11598 is the registrar and transfer agent for the Company’s common stock.

Repurchases of Equity Securities

None

Options and Warrants

None of the shares of our Common Stock are subject to outstanding options or warrants.

ITEM 10: RECENT SALES OF UNREGISTERED SECURITIES

Stock issued for services

All of the services rendered to the company as set forth below were rendered as of the recent balance sheet

On September 18, 2019, the Company issued 10,000,000 shares to a consulting company as compensation for public relation services ended October 2019. The company valued the stock at $0.0001, for a total of $1,000.

On September 18, 2019, the Company issued 25,000,000 shares to a consultant as compensation for financial statement services rendered. The Company valued the stock at $0.0001, for a total of $2,500.

On September 18, 2019, the Company issued 10,000,000 shares to a stockholder as compensation for business strategy services rendered. The Company valued the stock at $0.0001, for a total of $1,000.

On September 18, 2019, the Company issued 5,000,000 shares to a consultant as compensation for legal services rendered. The Company valued the stock at $0.0001, for a total of $500.

On September 18, 2019, the Company issued 25,000,000 shares to a consultant as compensation for IT services rendered/to be rendered. The Company valued the stock at $0.0001, for a total of $2,500.

On September 18, 2019, the Company issued 22,000,000 shares to a stockholder as compensation for accounting software services rendered. The Company valued the stock at $0.0001, for a total of $2,200.

On September 18, 2019, the Company issued 23,000,000 shares to a stockholder as compensation for accounting services rendered. The Company valued the stock at $0.0001, for a total of $2,300.

Common stock issued in exchange for debt

On September 18, 2019, the Company issued 117,000,000 shares in exchange for the extinguishment of $11,700 of debt held by a related party.

On September 18, 2019, the Company issued 75,000,000 shares in exchange for the extinguishment of $7,500 debt held by a related party.

On September 18, 2019, the Company issued 50,000,000 shares in exchange for the extinguishment of $5,000 of debt held by a related party.

On September 18, 2019, the Company issued 25,000,000 shares in exchange for the extinguishment of $2,500 debt held by a related party.

The securities set forth above were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Promissory Notes

Between 2012 and December 31, 2019, related parties loaned approximately $609,585 to the Company. On December 31, 2019, pursuant to agreements between the Company and the related parties, except for approximately $50,000, all loans owed to related parties, including interest thereon, were extinguished.

During the year ended December 31, 2020 the total amount of related party loan proceeds was $-0-. The total interest accrued on related party loans on December 31, 2020 and December 31, 2019 was $-0- and $131,153, respectively.

From time to time, we receive payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. On December 11, 2018 we received a loan from a stockholder in the amount of $13,500, to be repaid in monthly installments of principal and interest beginning March 25, 2019. The balance of this loan as of December 31, 2020 was $13,080. The interest expense on this loan as of December 31, 2020 was $2,140.

The balance of advances to related parties as of December 31, 2020 and December 31, 2019 was $-0- and $-0-, respectively. During the year ended December 31, 2020 a related party advanced the Company $54,900. Amounts accrued, but not yet paid as due to related party at December 31, 2020 and December 31, 2019 was $93,900 and $39,000, respectively.

ITEM 11: DESCRIPTION OF REGISTRANT’S SECURITIES TO BE REGISTERED

Description of Common Stock

We are authorized to issue 2,000,000,000 shares of our Common Stock, $0.0001 par value (the “Common Stock”). Each share of the Common Stock is entitled to share equally with each other share of Common Stock in dividends from sources legally available therefore, when, and if, declared by our board of directors and, upon our liquidation or dissolution, whether voluntary or involuntary, to share equally in the assets of the Company that are available for distribution to the holders of the Common Stock. Each holder of Common Stock is entitled to one vote per share for all purposes, except that in the election of directors, each holder shall have the right to vote such number of shares for as many persons as there are directors to be elected. Cumulative voting shall not be allowed in the election of directors or for any other purpose, and the holders of Common Stock have no pre-emptive rights, redemption rights or rights of conversion with respect to the Common Stock. Our board of directors is authorized to issue additional shares of our Common Stock within the limits authorized by our Articles of Incorporation and without stockholder action. All shares of Common Stock have equal voting rights, and voting rights are not cumulative.

A total of 1,914,903,584 shares of common stock are currently outstanding on the date of this Form 10 K

PREFERRED STOCK

Preferred Stock in General

We are authorized to issue 20,000,000 shares of Preferred Stock, par value $.0001, from time to time in one or more series. The Board of Directors is authorized to fix the number of shares of any series of Preferred Stock and to determine the designation of any such series. The Board of Directors is also authorized to determine or alter the rights, preferences, privileges, and restrictions granted to or imposed upon any wholly unissued series of Preferred Stock and, within the limits and restrictions stated in any resolution or resolutions of the Board of Directors originally fixing the number of shares constituting any series, to increase or decrease (but not below the number of shares of such series than outstanding) the number of shares of any such series subsequent to the issue of shares of that series. Currently there are 2,000,000 shares of Series A Preferred Stock, par value $.0001, designated.

Series A Preferred Stock

Shares of our Series A Preferred Stock do not rank senior to our common stock as to dividends and distributions. The holders of outstanding shares of Series A Preferred Stock are not entitled to receive any dividends and in the event of voluntary or involuntary liquidation, dissolution or winding op of the Corporation, the holders of the Series A Preferred Stock are not entitled to receive any assets of the Company.

Holders of Series A Preferred Stock are entitled to 1,000 non-cumulative votes per share on all matters presented to our stockholders for action. This right could adversely affect the voting power of the holders of common stock and could have the effect of making it more difficult for a third party to acquire or could discourage or delay a third party from acquiring, a majority of our outstanding stock. In addition, the affirmative vote of the holders of a majority of the Series A Preferred Stock then outstanding, shall vote together with the holders of Common Stock on all matters and shall not vote as a separate class for Powerdyne to do any of the following:

●	amend, alter or repeal any of the preferences or rights of the Series A Preferred Stock;
●	authorize any reclassification of the Series A Preferred Stock;
●	increase the authorized number of shares of the Series A Preferred Stock; or
●	create any Series or series of shares ranking prior to the Series A Preferred Stock as to dividends or upon liquidation.

Series A Preferred Stock does not convert into common stock of the Company.

Shares of Series A Preferred Stock are not entitled to pre-emptive rights nor are they redeemable by the Company.

Currently no shares of Series A Preferred Stock are issued or outstanding on the date of this Form 10 registration statement.

ITEM 12: INDEMNIFICATION OF DIRECTORS AND OFFICERS

Our articles provide to the fullest extent permitted by Delaware Law that our directors or officers shall not be personally liable to the Company or our stockholders for damages for breach of such directors or officers fiduciary duty. The effect of this provision of our articles is to eliminate our rights and the rights of our stockholders (through stockholders’ derivative suits on behalf of the Company) to recover damages against a director or officer for breach of the fiduciary duty of care as a director or officer (including breaches resulting from negligent or grossly negligent behavior), except under certain situations defined by statute. We believe that the indemnification provisions in our articles are necessary to attract and retain qualified persons as directors and officers.

Delaware corporate law provides that a corporation may indemnify a director, officer, employee or agent made a party to an action by reason of that fact that he was a director, officer employee or agent of the corporation or was serving at the request of the corporation against expenses actually and reasonably incurred by him in connection with such action if he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the corporation and with respect to any criminal action, had no reasonable cause to believe his conduct was unlawful.

ITEM 13: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2020 and 2019 appear at the end of this statement on pages F-1 though F-37.

ITEM 14: CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 6, 2020, we appointed B F Borgers, CPA PC as our new independent auditors.

There has never been any disagreement with any independent registered public accounting firm that has worked for the Company regarding accounting and financial disclosure.

ITEM 15: FINANCIAL STATEMENTS, AND EXHIBITS

(a) Financial Statements

Our audited financial statements for the years ended December 31, 2020 and 2019 and appear at the end of this statement on pages F-1 though F-37.

(b) Exhibits

See the Exhibit Index beginning following the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERDYNE INTERNATIONAL, INC..

Date: March 30, 2021	By:	/s/ James F. O’Rourke
James F. O’Rourke, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ James F. O’Rourke	Principal Executive Officer & Principal
James F. O’Rourke	Accounting Officer & Director	March 30, 2021

Exhibit Index

Copies of the following documents are included as exhibits to this registration statement.

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of Form S-1 (File No. 333-172509) filed with the SEC on February 28, 2011.
3.2	Amended By-laws (Incorporated by reference to Exhibit 3.2 of Form S-1 (File No. 333-172509) filed with the SEC on February 28, 2011.
3.3	Certificate of Merger (Incorporated by reference to Exhibit 3.3 of Form S-1 (File No.: 333-172509) filed with the SEC on February 28, 2011)
3.4	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3.4 of Form S-1 (File No.: 333-172509) filed with the SEC on February 28, 2011)
3.5	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3.5 of Form S-1 (File No.: 333-172509) filed with the SEC on February 28, 2011)
3.6	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 10.1 of Form 8-K (File No.: 000-53259) filed with the SEC on December 13, 2013)
4.1	Stock Option Plan (Incorporated by referenced to Exhibit B to DEF Schedule 14-C (File No. 000-53259) filed with the SEC on January 22, 2015)
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

** Filed herewith

POWERDYNE INTERNATIONAL, INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Powerdyne International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Powerdyne International, Inc. as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2020

Lakewood, CO

March 30, 2021

POWERDYNE INTERNATIONAL, INC.
BALANCE SHEETS
(Audited)

	December 31, 2020	December 31, 2019
		restated
ASSETS

Current Assets:
Cash	$768	$8,855
Asset held for sale	4,787	1,266
Advances to stockholder	-	-
Total current assets	5,555	10,121

Property and Equipment
Cryptocurrency miners	$15,000	$15,000
Less: accumulated depreciation	(6,000)	(3,000)
Total property and equipment	9,000	12,000

Total Assets	$14,555	$22,121

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$18,737	$26,487
Due to related parties	93,900	39,000
Note payable-stockholder	13,080	10,940
Income tax payable	2,550	2,150
Total Current Liabilities	128,267	78,577

Total Liabilities	128,267	78,577

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding as of December 31, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized, 1,914,930,584 shares issued and outstanding as of December 31, 2020 and 1,914,930,584 shares issued and outstanding as of December 31, 2019	191,493	191,493
Additional paid-in capital	3,302,851	3,302,851
Accumulated deficit	(3,608,056)	(3,550,800)
Total Stockholders’ Deficit	(113,712)	(56,456)

Total Liabilities and Stockholders’ Deficit	$14,555	$22,121

The accompanying notes are an integral part of these audited financial statements

POWERDYNE INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
(Audited)

	For the year	For the year
	ended	ended
	December 31, 2020	December 31, 2019
		restated

Revenues	$3,521	$8,378
Cost of revenues	3,000	3,000
Gross profit	521	5,378
Operating expenses	55,237	25,793

Loss from operations	(54,716)	(20,415)

Other Expense
Other Expense-Interest	2,140	(40,111)
Total Other Expense	2,140	(40,111)

Loss before income tax expense	(56,856)	(60,527)

Income tax expense (Income)	400	(150)

Net loss	$(57,256)	$(60,677)

Basic and diluted loss per common share	$0.00	$0.00
Basic and diluted weighted average common shares outstanding	1,914,930,584	1,638,199,077

The accompanying notes are an integral part of these audited financial statements.

POWERDYNE INTERNATIONAL, INC.

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(Audited)

			Additional		Total Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2017	1,527,930,584	152,793	2,693,266	(3,446,081)	(600,022)

Net loss for the period				(44,042)	(44,042)
Balance, December 31, 2018	1,527,930,584	152,793	2,693,266	(3,490,123)	(644,064)

Extinguishment of related party debt			609,585		609,585
Common stock issued for services	120,000,000	12,000	-	-	12,000
Common stock issued in exchange for reduction of debt	267,000,000	26,700	-		26,700
Net loss for the period				(60,677)	(60,677)
Balance, December 31, 2019	1,914,930,584	191,493	3,302,851	(3,550,800)	(56,456)

Net income for the period				(57,256)	(57,256)
Balance, December 31, 2020	1,914,930,584	191,493	3,302,851	(3,608,056)	(113,712)

The accompanying notes are an integral part of these audited financial statements.

POWERDYNE INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
(Audited)

	For the year	For the year
	ended	ended
	December 31, 2020	December 31, 2019
Operating Activities:
Net loss	$(57,256)	$(60,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,000	3,000
Common stock issued for service	-	12,000
Changes in operating assets and liabilities:
Asset held for sale	(3,521)	(1,266)
Accrued expenses	(7,750)	36,352
Taxes payable	400	150
Net cash used in operating activities	(65,127)	(10,441)

Investing Activities:
Purchase of property and equipment	-	(15,000)
Net cash used in investing activities	-	(15,000)

Financing Activities:
Due to related party	54,900	14,000
Proceeds from Notes payable-stockholder	2,140	-
Principal paid on Note payable stockholder	-	(2,560)
Proceeds from Notes payable-related parties	-	9,260
Net cash provided by financing activities	57,040	20,700

Net decrease in cash	(8,087)	(4,741)
Cash, beginning of period	8,855	13,596

Cash, end of period	$768	$8,855

Non-cash investing and financing activities:
Common stock issued for service	$-	$12,000
Common stock issued for debt reduction of notes payable.	$-	$26,700
Supplemental disclosure if cash flow information
Cash paid for interest	$-	$1,840
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2020 and 2019

1. ORGANIZATION

Powerdyne, Inc., was incorporated on February 2, 2010 in Nevada, and is registered to do business in Rhode Island and Massachusetts. On February 7, 2011, Powerdyne, Inc. merged with Powerdyne International, Inc., formerly Greenmark Acquisition Corporation, a publicly held Delaware corporation.

On December 13, 2010, Powerdyne International, Inc., formerly Greenmark Acquisition Corporation, filed an Amended and Restated Articles of Incorporation in order to, among other things, increase the authorized capital stock to 300,000,000 common shares, par value $0.0001 per share. Unless the context specifies otherwise, as discussed in Note 2, references to the “Company” refers to Powerdyne International Inc. and Powerdyne Inc. after the merger.

At the closing of the merger, each share of Powerdyne, Inc.’s common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive 7,520 shares of common stock of Powerdyne International, Inc. Accordingly, an aggregate of 188,000,000 shares of common stock of Powerdyne International Inc. were issued to the holders of Powerdyne Inc.’s common stock.

In March 2014, the Company began distribution of completely packaged independent electrical generator units that run on environmentally friendly fuel sources, such as natural gas and propane.

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

The merger was accounted for as a reverse-merger, and recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”). Powerdyne Inc. was the acquirer for financial reporting purpose and the Company was the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger are those of Powerdyne, Inc. and have been recorded at the historical cost basis of Powerdyne, Inc., and the financial statements after completion of the merger include the assets and liabilities of the Company and Powerdyne, Inc., historical operations of Powerdyne, Inc. and operations of the Company from the closing date of the merger. Common stock and the corresponding capital amounts of the Company pre-merger were retroactively restated as capital stock shares reflecting the exchange ratio in the merger. In conjunction with the merger, the Company received no cash and assumed no liabilities from Greenmark Acquisition Corporation.

3. BASIS OF PRESENTATION

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all the notes required by generally accepted accounting principles for complete financial statements. The statements presented as of December 31, 2020 and December 31, 2019, are audited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial statements have been included.

POWERDYNE INTERNATIONAL, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2020 and 2019

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements.

Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects and have been consistently applied in preparing the accompanying financial statements.

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of December 31, 2020, the Company had an accumulated deficit of $3,608,056. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The Company’s activities will necessitate significant uses of working capital beyond December 31, 2020. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s sales and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities, revenue from operations and or affiliate funding.

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital or, if additional capital is needed, that such funds if available, will be obtainable on terms satisfactory to the Company.

The accompanying audited financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern

Use of Estimates

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
NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2020 and 2019

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

The Company’s financial instruments consisted of cash, asset held for sale, accounts payable and accrued liabilities, advances to stockholders, and notes payable. The estimated fair value of cash, asset held for sale, accounts payable and accrued liabilities, advances to stockholders, and notes payable approximates its carrying amount due to the short maturity of these instruments.

Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and December 31, 2019, respectively.

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

Asset held for Sale

The Company considers asset held for sale to be revenue that has been earned, but for which no cash has been received. Asset held for sale consists of crypto mined coins that are held in a digital wallet and have not been cashed out. The basis of the valuation is the market price of the Sia coins on December 31, 2020. The Company considers this to be a current asset since the crypto mined coins can be redeemed for cash at any time. The Company had $4,787 of asset held for sale as of December 31, 2020 and $1,266 as of December 31, 2019. Revenue is recognized on the last date of the quarter based on the transaction price of the Sia coin at that date times the number of coins in the wallet. Unrealized gains and losses are recognized quarterly based on the fluctuation in the market value of the coin versus the value booked when obtained.

Property and Equipment

Property and equipment is stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The equipment is depreciated over 5 years on a straight-line basis. Depreciation expense for the periods ended December 31, 2020 and 2019 was $3,000 and $3,000, respectively.

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

Long-Lived Assets

In accordance with ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their then carrying values may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurances however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

POWERDYNE INTERNATIONAL, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2020 and 2019

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes An Interpretation of FASB Statement No. 109), (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.

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

The Company’s tax provision is determined using an estimate of its annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment. Income taxes payable as of December 31, 2020 and December 31, 2019 were $2,550 and $2,150, respectively.

Income (Loss) per Common Share

Basic income (loss) per common share excludes dilutive securities and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of December 31, 2020, and December 31, 2019, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share (unaudited):

	Year ended December 31, 2020	Year ended December 31, 2019
Loss available for common shareholder	$(57,256)	$(60,677)
Basic and fully diluted loss per share	$0.00	$0.00

Weighted average common shares outstanding - basic and diluted	1,914,930,584	1,638,199,077

Net loss per share is based upon the weighted average shares of common stock outstanding.

POWERDYNE INTERNATIONAL, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2020 and 2019

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB’’) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) to clarify the definition of a business, which is fundamental in the determination of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses combinations. The updated guidance requires that in order to be considered a business the integrated set of assets and activities acquired must include, at a minimum, an input and process that contribute to the ability to create output. If substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar assets, it is not considered a business, and therefore would not be considered a business combination. The update is effective for fiscal years beginning after December 15, 2018, and interim periods with fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share- Based Payment Accounting (ASU 2016-09). Under ASU 2016-09, the tax effects of stock compensation will be recognized as income tax expense or benefit to the Company’s income statement and the tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. Along with other income tax cash flows, excess tax benefits will be classified as operating activities, and cash paid by the Company when directly withholding shares for tax withholding purposes will be classified as financing activities. At this time, this does not apply to the Company and therefore does not have an impact on its current financial statements. The Company decided to account for forfeitures when they occur which, did not have a material impact to the Company’s financial statements.

Revenue Recognition

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), requiring lessees to recognize for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (2) a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The update is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company currently anticipates that upon adoption of the new standard, ROU assets and lease liabilities will be recognized in amounts that will be immaterial to the balance sheets.

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

Sia coin is the only crypto coin that Powerdyne is mining. The coins are held in the Company’s Sia coin digital wallet. When coins are going to be exchanged for USD, they are then transferred to the company’s exchange wallet held at a US based crypto exchange which provides support for two-factor authentication. We also have wallet password management, and offsite backups. The coins are held in anticipation of future price appreciation as crypto currencies become more widely accepted, but some coins may be exchanged for USD on a as needed basis. The company also realizes there is no guarantee the coins will apricate in value. Revenue is recognized on the last date of the quarter based on the market price of the Sia coin at that date times the number of coins in the wallet.

5. RESTATEMENT OF FINANCIAL STATEMENTS

In accordance with ASC 250-10-50-7, the Company has restated the Balance Sheet as of December 31, 2019. As reported, on the Balance Sheet, under Current Assets, stated $1,266 of accrued revenue, and under Property and Equipment, stated Property and Equipment at net in the amount of $12,000. As restated, the accrued revenue is now titled “asset held for sale” in the amount of $1,266. In addition, as restated, the Property and Equipment shows the description of the asset as cryptocurrency miners and the cost of these cryptocurrency miners of $15,000, and shows the amount of accumulated depreciation of $3,000, totaling $12,000. (See Note 7) This restatement of the Balance Sheet as of December 31, 2019 had no effect on Accumulated deficit as of December 31, 2019 and Net Loss for the year ended December 31, 2019.

In accordance with ASC 250-10-50-7, the Company has restated the Statement of Operations for the year ended December 31, 2019. As reported, on the Statement of Operations, the Cost of revenues was -0-, and the Gross Profit was $8,378. In addition, the Operating expenses were stated at $28,793. As restated, the Cost of revenues is $3,000, the Gross profit is $5,378 and the Operating expenses are $25,793. This restatement is due to a reclassification of depreciation from operating expense to cost of revenue, since the only revenue received is from crypto mining, therefore the crypto mining equipment is considered to be a cost of revenue and not an operating expense. This restatement of the Statement of Operations for the year ended December 31, 2019 had no effect on Accumulated deficit as of December 31, 2019, and no effect on Loss from Operations and Net Loss for the year ended December 31, 2019.

In accordance with ASC 250-10-50-7, the Company has restated the Statement of Cash Flows for the year ended December 31, 2019. As reported, under Operating Activities: 1) Adjustments to reconcile net loss to net cash used in operating activities included Common stock issued for service and debt reduction of $38,700; and 2) Changes in operating assets and liabilities included Due to related party of $14,000. As reported, the Net cash provided by operating activities was $30,259. In addition, as reported, Financing Activities included Principal paid on Notes payable-related parties of $26,700, and Net cash used in financing activities, as reported, was $20,000. During 2020, the Company discovered that $26,700 of the $38,700 reported as Common stock issued for service and debt reduction was Common stock issued to reduce debt and therefore should not have been included in both Operating Activities and Financing Activities. The Company also discovered the Due to related party of $14,000 should not have been included in Operating Activities but should have been included in Financing Activities. The Statement of Cash Flow for the year ended December 31, 2019 was restated to correct these items. The restated Statement of Cash Flows removed $26,700 of Common stock issued for debt reduction, and $14,000 of Due to related party from the Operating Activities, resulting in Net cash used in operating activities of $10,441. In addition, the restated Statement of Cash Flows includes Due to related party of $14,000 in Financing Activities and removes $26,700 of Principal paid on Notes payable-related parties of $26,700 (since this was common stock issued for debt reduction and therefore a non-cash transaction) from Financing Activities, resulting in Net cash provided by financing activities of $20,700. These changes had no effect on the Net decrease in cash on the Statement of Cash Flows. The restatement of the Statement of Cash Flows for the year ended December 31, 2019 had no effect on Accumulated deficit at December 31, 2019 and Net Loss for the year ended December 31, 2019.

6. PROPERTY AND EQUIPMENT - NET

Equipment consists of the following as of December 31, 2020 and December 31, 2019:

	December 31,	December 31,
	2020	2019
	(unaudited)	(audited)
Cryptocurrency miners	$15,000	$15,000
Less accumulated depreciation	(6,000)	(3,000)

Total Property and Equipment	$9,000	$12,000

Equipment is stated at cost and depreciated on a straight- line basis over the assets’ estimated useful lives: computer equipment 5 years. Total depreciation expense for the year ended December 31, 2020 and 2019 was $3,000 and $3,000, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2020 and 2019

7. RESTATEMENT OF PROPERTY AND EQUIPMENT

As reported, the balance sheet as of December 31, 2019 showed the Property and Equipment as such and was reported at net. The balance sheet has since been restated, showing the name of the Property and Equipment as cryptocurrency miners, and showing the cost of these assets of $15,000 and the accumulated depreciation of $3,000, totaling $12,000, instead of the net amount as previously reported. The cryptocurrency miners consist of 5 used Obelisk SC1 units purchased in January 2019, that can mine certain crypto coins. The cryptocurrency miners are stated at cost and depreciated on a straight- line basis over the assets’ estimated useful life of 5 years. This restatement had no effect on Accumulated deficit as of December 31, 2019 and Net Loss for the year ended December 31, 2019

8. LEASE

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

During the year ended December 31, 2017, Powerdyne International, Inc. (the Company) determined that all of the machinery and equipment was impaired due to Hurricane Maria, which occurred in September 2017, resulting in the disappearance of the genset in Puerto Rico. Due to the logistics of transportation after Hurricane Maria the company decided to terminate the lease with the Farmacia Del Mar.

During the quarter ended March 31, 2019 Powerdyne International, Inc. purchased several crypto currency miners and began mining certain crypto coins. This was done in an effort to enter into the crypto markets and explore other potential revenue opportunities for Powerdyne International, Inc.

During the year ended December 31, 2019 Powerdyne International, Inc.’s board of directors agreed to acquire all the assets of Creative Motion Technology a company which is wholly owned by James O’Rourke. James O’Rourke will be merging the assets of Creative Motion Technology, to Powerdyne without consideration. Due to the Covid 19 pandemic, the parties agreed to postpone the merger until approximately the second quarter of 2021.

During this same period Powerdyne International accepted forgiveness of debt letters from the related party debt holders forgiving all unpaid debt and accrued interest owed to them individually, by the Corporation.

During this same period Powerdyne International as part a corporate reorganization, accepted the resignation of the Director of the Corporation and as Chairman of the Board. The remaining directors unanimously resolved to elect James O’Rourke as Chairman of the Board. The Company then accepted the resignation of the remaining Board of Directors.

9. COMMON STOCK

Stock issued for services

All of the services rendered to the Company as set forth below were rendered as of the recent balance sheet.

On September 18, 2019, the Company issued 10,000,000 shares to a consulting company as compensation for services rendered. The company valued the stock at $0.0001, for a total of $1,000, for public relation services ended October 2019.

On September 18, 2019, the Company issued 25,000,000 shares to a consultant as compensation for financial statement services rendered. The Company valued the stock at $0.0001, for a total of $2,500.

On September 18, 2019, the Company issued 10,000,000 shares to a stockholder as compensation for business strategy services rendered. The Company valued the stock at $0.0001, for a total of $1,000.

On September 18, 2019, the Company issued 5,000,000 shares to a consultant as compensation for legal services rendered. The Company valued the stock at $0.0001, for a total of $500.

On September 18, 2019, the Company issued 25,000,000 shares to a consultant as compensation for IT services rendered. The Company valued the stock at $0.0001, for a total of $2,500.

POWERDYNE INTERNATIONAL, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2020 and 2019

On September 18, 2019, the Company issued 22,000,000 shares to a stockholder as compensation for accounting software services rendered. The Company valued the stock at $0.0001, for a total of $2,200.

On September 18, 2019, the Company issued 23,000,000 shares to a stockholder as compensation for accounting services rendered. The Company valued the stock at $0.0001, for a total of $2,300.

Common stock issued in exchange for debt

On September 18, 2019, the Company issued 117,000,000 shares in exchange for the extinguishment of $11,700 of debt held by a related party.

On September 18, 2019, the Company issued 75,000,000 shares in exchange for the extinguishment of $7,500 debt held by a related party.

On September 18, 2019, the Company issued 50,000,000 shares in exchange for the extinguishment of $5,000 of debt held by a related party.

On September 18, 2019, the Company issued 25,000,000 shares in exchange for the extinguishment of $2,500 debt held by a related party.

10. RELATED PARTY - Promissory Note

On December 31, 2019, the Company extinguished all of the debt from five different related parties as well as the accrued interest on this debt. This resulted in an increase in additional paid-in capital of $609,585 for the year ended December 31, 2019. The total principal amount of the notes payable-related party debt was $440,160 and the accrued interest on these notes was $169,424 on December 31, 2019, before extinguishment. The Company had previously obtained financing from five different related parties from 2012 through December 31, 2019. The following are breakdowns for the promissory notes issued to all five related parties.

The Company obtained financing from a related party in the form of three demand Notes Payable in the aggregate amount of $10,000 which was outstanding since the year ended December 31, 2012. The Company repaid a total of $5,000 of the principal on Note 1 during the quarter ended September 30, 2019 through the issuance of stock. All three notes were extinguished on December 31, 2019. The total principal on these notes was $5,000 and the accrued interest was $4,981 on December 31, 2019, before extinguishment. The notes bore an interest rate of 7% per annum and were unsecured.

Note	Principal before debt forgiveness	Principal after debt extinguishment 12/31/19	Rate	Accrued interest		Maturity
				12/31/19	12/31/18
Promissory note 1	$1,000	$-	7%	$-	$2,656	N/A
Promissory note 2	$2,000	$-	7%	$-	$874	N/A
Promissory note 3	$2,000	$-	7%	$-	$851	N/A
Total	$5,000	$-		$-	$4,381

POWERDYNE INTERNATIONAL, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2020 and 2019

10. RELATED PARTY - Promissory Note (continued)

The Company obtained financing from a related party in the form of twenty-four demand Notes Payable in the aggregate amount of $390,437 during the period from 2012 through December 31, 2017. The Company repaid a total of $2,853 of the principal on Note 7 during the years ended December 31, 2014 and December 31, 2015. The principal on Note 23 in the amount of $6,308 was repaid in full in April 2017. During the quarter ended September 30, 2019 the Company repaid a total of $5,000 of the principal on Note 1, $972 of the principal on Note 6, and $1,528 of the principal on Note 2 through the issuance of stock. All twenty-four notes were extinguished on December 31, 2019. The total principal on these notes was $373,776 and the accrued interest was $142,185 on December 31, 2019, before extinguishment. Notes 1 21, and 24 bore an interest rate of 7% per annum and were unsecured. Notes 22 and 23 bore an interest rate of 20% and were unsecured.

Note	Principal before debt forgiveness	Principal after debt extinguishment 12/31/19	Rate	Accrued interest		Maturity
				12/31/19	12/31/18
Promissory note 1	$-	$-	7%	$-	$2,222	N/A
Promissory note 2	$9,473	$-	7%	$-	$4,768	N/A
Promissory note 3	$15,000	$-	7%	$-	$6,406	N/A
Promissory note 4	$102	$-	7%	$-	$44	N/A
Promissory note 5	$879	$-	7%	$-	$376	N/A
Promissory note 6	$-	$-	7%	$-	$432	N/A
Promissory note 7	$22,147	$-	7%	$-	$7,405	N/A
Promissory note 8	$7,000	$-	7%	$-	$1,990	N/A
Promissory note 9	$6,000	$-	7%	$-	$1,693	N/A
Promissory note 10	$25,000	$-	7%	$-	$6,971	N/A
Promissory note 11	$35,000	$-	7%	$-	$9,572	N/A
Promissory note 12	$40,000	$-	7%	$-	$10,464	N/A
Promissory note 13	$30,000	$-	7%	$-	$7,693	N/A
Promissory note 14	$45,000	$-	7%	$-	$11,107	N/A
Promissory note 15	$25,000	$-	7%	$-	$6,008	N/A
Promissory note 16	$15,000	$-	7%	$-	$3,538	N/A
Promissory note 17	$13,000	$-	7%	$-	$2,987	N/A
Promissory note 18	$5,000	$-	7%	$-	$1,138	N/A
Promissory note 19	$10,000	$-	7%	$-	$2,223	N/A
Promissory note 20	$3,000	$-	7%	$-	$640	N/A
Promissory note 21	$17,000	$-	7%	$-	$3,629	N/A
Promissory note 22	$50,000	$-	20%	$-	$17,754	N/A
Promissory note 23	$-	$-	20%	$-	$73	N/A
Promissory note 24	$175	$-	7%	$-	$14	N/A
Total	$373,776	$-		$-	$109,145

POWERDYNE INTERNATIONAL, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2020 and 2019

10. RELATED PARTY - Promissory Note (continued)

The Company obtained financing from a related party in the form of twenty-one demand Notes Payable in the aggregate amount of $11,484 during the period from 2012 through September 30, 2019. During the quarter ended September 30, 2019 the Company repaid a total of $170 of the principal on Note 1, $234 of the principal on Note 2, and $2,096 of the principal on Note 3. All twenty-one notes were extinguished on December 31, 2019. The total principal on these notes was $8,984 and the accrued interest was $4,030 on December 31, 2019, before extinguishment. The notes bore an interest rate of 7% per annum and were unsecured.

Note	Principal before debt forgiveness	Principal after debt extinguishment 12/31/19	Rate	Accrued interest		Maturity
				12/31/19	12/31/18
Promissory note 1	$-	$-	7%	$-	$99	N/A
Promissory note 2	$-	$-	7%	$-	$73	N/A
Promissory note 3	$2,004	$-	7%	$-	$1,695	N/A
Promissory note 4	$2,000	$-	7%	$-	$826	N/A
Promissory note 5	$1,780	$-	7%	$-	$344	N/A
Promissory note 6	$1,125	$-	7%	$-	$197	N/A
Promissory note 7	$100	$-	7%	$-	$8	N/A
Promissory note 8	$150	$-	7%	$-	$10	N/A
Promissory note 9	$100	$-	7%	$-	$6	N/A
Promissory note 10	$150	$-	7%	$-	$8	N/A
Promissory note 11	$100	$-	7%	$-	$5	N/A
Promissory note 12	$140	$-	7%	$-	$4	N/A
Promissory note 13	$100	$-	7%	$-	$2	N/A
Promissory note 14	$200	$-	7%	$-	$3	N/A
Promissory note 15	$500	$-	7%	$-	$3	N/A
Promissory note 16	$75	$-	7%	$-	$-	N/A
Promissory note 17	$100	$-	7%	$-	$-	N/A
Promissory note 18	$100	$-	7%	$-	$-	N/A
Promissory note 19	$100	$-	7%	$-	$-	N/A
Promissory note 20	$60	$-	7%	$-	$-	N/A
Promissory note 21	$100	$-	7%	$-	$-	N/A
Total	$8,984	$-		$-	$3,283

POWERDYNE INTERNATIONAL, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2020 and 2019

10. RELATED PARTY - Promissory Note (continued)

The Company obtained financing from a related party in the form of two demand Notes Payable in the aggregate amount of $18,000 during the year of 2013. Both notes were extinguished on December 31, 2019. The total principal on these notes was $18,000 and the accrued interest was $8,605 on December 31, 2019, before extinguishment. The notes bore an interest rate of 7% per annum and were unsecured.

Note	Principal before debt forgiveness	Principal after debt extinguishment 12/31/19	Rate	Accrued interest		Maturity
				12/31/19	12/31/18
Promissory note 1	$10,000	$-	7%	$-	$4,102	N/A
Promissory note 2	$8,000	$-	7%	$-	$3,244	N/A
Total	$18,000	$-		$-	$7,346

The Company obtained financing from a related party in the form of ten demand Note Payables in the aggregate amount of $46,100 during the period from 2014 through September 30, 2019. During the quarter ended September 30, 2019, the Company repaid the principal of $6,000 on Note 1, $2,500 of the principal on Note 2, and $3,200 of the principal on Note 3. All ten notes were extinguished on December 31, 2019. The total principal on these notes was $34,400 and the accrued interest was $9,623 on December 31, 2019, before extinguishment. The notes bore an interest rate of 7% per annum and were unsecured.

Note	Principal before debt forgiveness	Principal after debt extinguishment 12/31/19	Rate	Accrued interest		Maturity
				12/31/19	12/31/18
Promissory note 1	$-	$-	7%	$-	$1,851	N/A
Promissory note 2	$-	$-	7%	$-	$524	N/A
Promissory note 3	$1,000	$-	7%	$-	$830	N/A
Promissory note 4	$3,000	$-	7%	$-	$585	N/A
Promissory note 5	$11,500	$-	7%	$-	$2,016	N/A
Promissory note 6	$5,100	$-	7%	$-	$819	N/A
Promissory note 7	$5,000	$-	7%	$-	$373	N/A
Promissory note 8	$1,500	$-	7%	$-	$-	N/A
Promissory note 9	$1,800	$-	7%	$-	$-	N/A
Promissory note 10	$5,500	$-	7%	$-	$-	N/A
Total	$34,400	$-		$-	$6,998

POWERDYNE INTERNATIONAL, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2020 and 2019

10. RELATED PARTY - Promissory Note (continued)

During the year ended December 31, 2020 the total amount of related party loan proceeds was $-0-. The interest accrued on related party loans on December 31, 2020 and December 31, 2019 was $-0- and $-0-, respectively.

From time to time, we receive payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. On December 11, 2018 we received a loan from a stockholder in the amount of $13,500, to be repaid in monthly installments of principal and interest beginning March 25, 2019. The balance of this loan as of December 31, 2020 was $13,080. The interest expense on this loan as of December 31, 2020 was $2,140.

The balance of advances to related parties as of December 31, 2020 and December 31, 2019 was $-0- and $-0-, respectively. During the year ended December 31, 2020 a related party advanced the Company $54,900. Amounts accrued, but not yet paid as due to related party at December 31, 2020 and December 31, 2019 was $93,900 and $39,000, respectively.

11. COMMITMENTS AND CONTINGENCIES

Litigation

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

