Form 10-Q
period 2021-03-31
POWERDYNE INTERNATIONAL, INC.
filed 2021-05-17
CIK 1435617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 001-38523

POWERDYNE INTERNATIONAL, INC.

(Exact name of the small business issuer as specified in its charter)

Delaware	20-5572576
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 North Main Street

North Reading, Massachusetts 01864

(Address of principal executive offices)

(401) 739-3300

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

There were 1,914,930,584 shares of issuer’s Common Stock outstanding as of May 12, 2021.

POWERDYNE INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
		(audited)
ASSETS

Current Assets:
Cash	$3,693	$768
Total current assets	3,693	768

Property and Equipment
Cryptocurrency miners	$15,000	$15,000
Less: accumulated depreciation	(6,750)	(6,000)
Total property and equipment	8,250	9,000

Intangible asset - Cryptocurrency	$41,365	$4,787

Total Assets	$53,308	$14,555

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$20,682	$18,737
Due to related parties	118,150	93,900
Note payable-stockholder	13,677	13,080
Income tax payable	2,550	2,550
Total Current Liabilities	155,059	128,267

Total Liabilities	155,059	128,267

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized, 1,914,930,584 shares issued and outstanding as of March 31, 2021 and 1,914,930,584 shares issued and outstanding as of December 31, 2020	191,493	191,493
Additional paid-in capital	3,302,851	3,302,851
Accumulated deficit	(3,596,095)	(3,608,056)
Total Stockholders’ Deficit	(101,751)	(113,712)

Total Liabilities and Stockholders’ Deficit	$53,308	$14,555

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three
`	months ended	months ended
	March 31, 2021	March 31, 2020

Revenues	$36,577	$300
Cost of revenues	750	750
Gross profit	35,827	(450)
Operating expenses	23,269	4,751

Income (loss) from operations	12,558	(5,201)

Other Expense
Other Expense-Interest	597	500
Total Other Expense	597	500

Income (loss) before income tax expense	11,961	(5,701)

Income tax expense	-	-

Net income (loss)	$11,961	$(5,701)

Basic and diluted loss per common share	$0.00	$0.00
Basic and diluted weighted average common shares outstanding	1,914,930,584	1,914,930,584

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2021	March 31, 2020
Operating Activities:
Net income (loss)	$11,961	$(5,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	750	750
Changes in operating assets and liabilities:
Accrued expenses	1,944	(68)
Net cash provided by (used in) operating activities	14,655	(5,019)

Investing Activities:
Increase in intangible asset - Cryptocurrency	(36,577)	(300)
Net cash used in investing activities	(36,577)	(300)

Financing Activities:
Due to related party	24,250
Proceeds from Notes payable-stockholder	597	-
Proceeds from Notes payable-related parties	-	1,300
Net cash provided by financing activities	24,847	1,300

Net increase (decrease) in cash	2,925	(4,019)
Cash, beginning of period	768	8,855

Cash, end of period	$3,693	$4,836

Non-cash investing and financing activities:
Common stock issued for service	$-
Common stock issued for debt reduction of notes payable.	$-
Supplemental disclosure if cash flow information
Cash paid for interest	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2021 and 2020

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2021 and 2020

3. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all the notes required by generally accepted accounting principles for complete financial statements. Accordingly, certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The statements presented as of March 31, 2021 and March 31, 2020, are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial statements have been included.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission (“SEC”). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company’s Annual Report for the year ended December 31, 2020.

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

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of March 31, 2021, the Company had an accumulated deficit of $3,596,095. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The Company’s activities will necessitate significant uses of working capital beyond March 31, 2021. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s sales and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities, revenue from operations and or affiliate funding.

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

March 31, 2021 and 2020

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

The Company’s financial instruments consisted of cash, accounts payable and accrued liabilities, due to related parties, note payable-stockholder, and income tax payable. The estimated fair value of these financial instruments approximates its carrying amount due to the short maturity of these instruments.

Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020, respectively.

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

March 31, 2021 and 2020

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment is stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The computer equipment is depreciated over 5 years on a straight-line basis. Depreciation expense for the periods ended March 31, 2021 and 2020 was $750 and $750, respectively.

Intangible Asset

The Company considers intangible asset - cryptocurrency to be revenue that has been earned, but for which no cash has been received. Intangible asset consists of crypto mined coins that are held in a digital wallet and have not been cashed out. The basis of the valuation is the market price of the Sia coins on March 31, 2021. The Company considers this to be an intangible asset under GAAP guidelines. The Company had $41,365 of intangible asset as of March 31, 2021 and $4,787 as of December 31, 2020. Revenue is recognized on the last date of the quarter based on the transaction price of the Sia coin at that date times the number of coins in the wallet. Unrealized gains and losses are recognized quarterly based on the fluctuation in the market value of the coin versus the value booked when obtained.

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

March 31, 2021 and 2020

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

The Company’s tax provision is determined using an estimate of its annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment. Income taxes payable as of March 31, 2021 and December 31, 2020 were $2,550 and $2,550, respectively.

Income (Loss) per Common Share

Basic income (loss) per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of March 31, 2021, and December 31, 2020, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted income (losses) per share:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Income (loss) available for common shareholder	$11,961	$(5,701)
Basic and fully diluted loss per share	$0.00	$0.00

Weighted average common shares outstanding - basic and diluted	1,914,930,584	1,914,930,584

Net income (loss) per share is based upon the weighted average shares of common stock outstanding.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2021 and 2020

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2021 and 2020

5. PROPERTY AND EQUIPMENT - NET

Equipment consists of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	(unaudited)	(audited)
Cryptocurrency miners	$15,000	$15,000
Less accumulated depreciation	(6,750)	(6,000)

Total Property and Equipment	$8,250	$9,000

Equipment is stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives: computer equipment 5 years. Total depreciation expense for the three months ended March 31, 2021 and 2020 was $750 and $750, respectively.

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

On March 28, 2017, Powerdyne International Inc. entered into a fifteen-year contract with a third party to lease power generating equipment. The lease is subject to financing and is currently under negotiations with lenders.

During the year ended December 31, 2017, Powerdyne International, Inc. (the Company) determined that all the machinery and equipment was impaired due to Hurricane Maria, which occurred in September 2017, resulting in the disappearance of the genset in Puerto Rico. Due to the logistics of transportation after Hurricane Maria the company decided to terminate the lease with the Farmacia Del Mar.

During the year ended December 31, 2018, Powerdyne International, Inc. terminated the 15-year contract to lease power generating equipment, due to the third-party lessee’s inability to obtain financing.

During the quarter ended March 31, 2019 Powerdyne International, Inc. purchased several crypto currency miners and began mining certain crypto coins. This was done in an effort to enter into the crypto markets and explore other potential revenue producing opportunities for Powerdyne International, Inc.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2021 and 2020

7. RELATED PARTY

From time to time, we receive payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. On December 11, 2018 we received a loan from a stockholder in the amount of $13,500, to be repaid in monthly installments of principal and interest beginning March 25, 2019. The balance of this loan as of March 31, 2021 was $13,677. The interest expense on this loan for the three months ended of March 31, 2021 was $597.

During the three months ended March 31, 2021 a related party advanced the Company $24,250. Amounts accrued, but not yet paid as due to related party on March 31, 2021 and December 31, 2020 was $118,150 and $93,000, respectively.

8. COMMITMENTS AND CONTINGENCIES

Litigation

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

We are an operational company which has experienced losses since our inception, with the exception of the current quarter ended March 31, 2021 in which we had a net income of $11,961. Our sources of cash to date have been capital invested by shareholders and venture capital investors/lenders. Our cumulative revenue of $49,716 has come from two sources: 1) $1,240 from our one equipment lease agreement, which was terminated in September 2017 due to a natural disaster; and 2) $48,476 from crypto-mining revenue, of which $3,521 was received during the year ended December 31, 2020 and $36,577 was received during the three months ended March 31, 2021.

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

Our business is to install and maintain, own, and operate electrical power generation equipment (“gensets”) at client locations. We will own and maintain the equipment to be installed with the customer who will use it to produce its own electrical power. Our products are intended to be portable, easy-to-use units that can be conveniently deployed in various locations around the world. The units can also be assembled and combined to produce power centers providing up to 100 megawatts of power.

During the 1st quarter of 2019 Powerdyne International, Inc. purchased several crypto currency miners and began mining certain crypto coins. This was done to conservatively enter into the crypto markets and explore other potential revenue producing opportunities for Powerdyne International, Inc.

During the quarter ended December 31, 2019 Powerdyne International accepted forgiveness of debt letters from the related party debt holders forgiving all unpaid debt and accrued interest owed to them individually, by the Corporation.

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

Results of Operations - The three months ended March 31, 2021 compared to the three months ended March 31, 2020:

Revenues

During the three months ended March 31, 2021 we generated $36,577 in revenue, and during the three months ended March 31, 2020 we generated $300 in revenue.

Operating expenses

During the three months ended March 31, 2021 total operating expenses increased 389.80% to $23,269 from $4,751 for the three months ended March 31, 2020. The increase from the three months ended March 31, 2020 to the three months ended March 31, 2021 is mainly due increases of $6,665 in filing fees, $11,953 in legal and accounting expense, $337 in other taxes expense, and $48 in telephone expense. These increases were offset by a decrease of $410 in stock registration fees and minor decreases in bank service charges, payroll processing fees and office supplies expense.

The net income (loss) for the three months ended March 31, 2021 and 2020 was $11,961 and ($5,701), respectively.

Liquidity and Capital Resources

As of March 31, 2021, and December 31, 2020, we had working capital deficits of $151,366 and $127,499, respectively. For the three months ended March 31, 2021 we had a $2,925 increase in cash compared to the year end. The total net cash provided by operations of $14,655 was primarily due to net income from operations of $11,961 plus increases in depreciation expense of $750 and $1,944 in accrued expenses. The total net cash used in investing activities of $36,577 was due to an increase in intangible asset – Cryptocurrency. The total net cash provided by financing activities of $24,847 was due to proceeds of due to related party of $24,250 and proceeds from notes payable stockholder of $597.

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

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of March 31, 2021, and December 31, 2020, the carrying value of certain financial instruments such as accounts receivable, accounts payable, notes payable-related parties, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “small reporting company” we are not required to provide this information under this item pursuant to Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the insufficient controls over timely financial statement preparation and review as well as over the preparation and review around accounting for certain complex transactions.

The design of monitoring controls used to assess the design and operating effectiveness of our internal controls is inadequate. We also do not have an adequate internal process to report deficiencies in internal control to management on a timely basis.

Changes in Internal Control over Financial Reporting

We continue to make progress towards remediating the material weaknesses in our internal control over financial reporting. The actions taken include, amongst others, (i) installing a new accounting system which allows us to implement appropriate procedures and processes necessary for adequate controls (ii) implementing month end and period end closing procedures and review processes for key aspects of our financial reporting process, (iii) designing, documenting, and implementing policies and procedures; and (iv) instituting formal procedures for accounting for options.

No other changes in our internal control over financial reporting occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There is no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERDYNE INTERNATIONAL, INC.

Dated: May 17, 2021	By:	/s/ James F. O’Rourke
Chief Executive Officer (Principal Executive Officer)

