Form 10-Q
period 2021-06-30
POWERDYNE INTERNATIONAL, INC.
filed 2021-08-06
CIK 1435617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-53259

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There were 1,914,930,584 shares of issuer’s Common Stock outstanding as of July 30, 2021.

POWERDYNE INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
		(audited)
ASSETS

Current Assets:
Cash	$19,146	$768
Total current assets	19,146	768

Property and Equipment
Cryptocurrency miners	$15,000	$15,000
Less: accumulated depreciation	(7,500)	(6,000)
Total property and equipment	7,500	9,000

Intangible asset - Cryptocurrency	$8,745	$4,787

Total Assets	$35,391	$14,555

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$18,327	$18,737
Due to related parties	124,400	93,900
Note payable-stockholder	-	13,080
Income tax payable	2,550	2,550
Total Current Liabilities	145,277	128,267

Total Liabilities	145,277	128,267

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized, 1,914,930,584 shares issued and outstanding as of June 30, 2021 and 1,914,930,584 shares issued and outstanding as of December 31, 2020	191,493	191,493
Additional paid-in capital	3,302,851	3,302,851
Accumulated deficit	(3,604,230)	(3,608,056)
Total Stockholders’ Deficit	(109,886)	(113,712)

Total Liabilities and Stockholders’ Deficit	$35,391	$14,555

The accompanying notes are an integral part of these unaudited condensed financial statements.

 POWERDYNE INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three	For the six	For the six
`	months ended	months ended	months ended	months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenues	$7,380	$2,629	$43,957	$2,929
Cost of revenues	750	750	1,500	1,500
Gross profit	6,630	1,879	42,457	1,429
Operating expenses	13,740	4,048	37,009	8,799

Income (loss) from operations	(7,110)	(2,169)	5,448	(7,370)

Other Expense
Other Expense-Interest	625	523	1,222	1,022
Total Other Expense	625	523	1,222	1,022

Income (loss) before income tax expense	(7,735)	(2,692)	4,226	(8,392)

Income tax expense	400	-	400	-

Net income (loss)	$(8,135)	$(2,692)	$3,826	$(8,392)

Basic and diluted loss per common share	$0.00	$0.00	$0.00	$0.00
Basic and diluted weighted average common shares outstanding	1,914,930,584	1,914,930,584	1,914,930,584	1,914,930,584

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six	For the six
	months ended	months ended
	June 30, 2021	June 30, 2020
Operating Activities:
Net income (loss)	$3,826	$(8,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,500	1,500
Changes in operating assets and liabilities:
Asset held for sale	(3,958)	(2,929)
Accrued expenses	(410)	(1,861)
Net cash provided by (used in) operating activities	958	(11,682)

Investing Activities:
Increase in intangible asset - Cryptocurrency	-	-
Net cash used in investing activities	-	-

Financing Activities:
Proceeds from Due to related party	30,500	4,400
Proceeds from Notes payable-stockholder	-	1,022
Principal paid on Note payable stockholder	(13,080)	-
Proceeds from Notes payable-related parties	-	-
Net cash provided by financing activities	17,420	5,422

Net increase (decrease) in cash	18,378	(6,260)
Cash, beginning of period	768	8,855

Cash, end of period	$19,146	$2,595

Non-cash investing and financing activities:
Common stock issued for service	$-
Common stock issued for debt reduction of notes payable.	$-
Supplemental disclosure if cash flow information
Cash paid for interest	$3,362
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

.

POWERDYNE INTERNATIONAL INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021, and 2020

1. ORGANIZATION

Powerdyne, Inc., was incorporated on February 2, 2010, in Nevada, and is registered to do business in Rhode Island and Massachusetts. On February 7, 2011, Powerdyne, Inc. merged with Powerdyne International, Inc., formerly Greenmark Acquisition Corporation, a publicly held Delaware corporation.

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

3. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all the notes required by generally accepted accounting principles for complete financial statements. Accordingly, certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The statements presented as of June 30, 2021, and June 30, 2020, are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial statements have been included.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021, and 2020

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

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of June 30, 2021, the Company had an accumulated deficit of $3,604,230. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The Company’s activities will necessitate significant uses of working capital beyond June 30, 2021. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s sales and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities, revenue from operations and or affiliate funding.

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

June 30, 2021, and 2020

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

Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021, and December 31, 2020, respectively.

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

Property and Equipment

Property and equipment is stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The computer equipment is depreciated over 5 years on a straight-line basis. Depreciation expense for the periods ended June 30, 2021, and 2020 was $1,500 and $1,500, respectively.

Intangible Asset

The Company considers intangible asset - cryptocurrency to be revenue that has been earned, but for which no cash has been received. Intangible asset consists of crypto mined coins that are held in a digital wallet and have not been cashed out. The basis of the valuation is the market price of the Sia coins on June 30, 2021. The Company considers this to be an intangible asset under GAAP guidelines. The Company had $8,745 of intangible asset as of June 30, 2021, and $4,787 as of December 31, 2020. Revenue is recognized on the last date of the quarter based on the transaction price of the Sia coin at that date times the number of coins in the wallet. Unrealized gains and losses are recognized quarterly based on the fluctuation in the market value of the coin versus the value booked when obtained.

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

June 30, 2021, and 2020

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

The Company’s tax provision is determined using an estimate of its annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment. Income taxes payable as of June 30, 2021, and December 31, 2020, were $2,550 and $2,550, respectively.

Income (Loss) per Common Share

Basic income (loss) per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of June 30, 2021, and December 31, 2020, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted income (losses) per share:

Net income (loss) per share is based upon the weighted average shares of common stock outstanding.

	Six months ended June 30, 2021	Six months ended June 30, 2020

Income (loss) available for common shareholder	$3,826	$(8,392)
Basic and fully diluted loss per share	$0.00	$0.00

Weighted average common shares outstanding - basic and diluted	1,914,930,584	1,914,930,584

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021, and 2020

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021, and 2020

5. PROPERTY AND EQUIPMENT - NET

Equipment consists of the following as of June 30, 2021, and December 31, 2020:

	June 30,	December 31,
	2021	2020
	(unaudited)	(audited)
Cryptocurrency miners	$15,000	$15,000
Less accumulated depreciation	(7,500)	(6,000)

Total Property and Equipment	$7,500	$9,000

Equipment is stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives: computer equipment 5 years. Total depreciation expense for the six months ended June 30, 2021, and 2020 was $1,500 and $1,500, respectively.

6. LEASE

On March 11, 2015, Powerdyne International, Inc. (the “Company”) finalized its negotiations with Farmacia Brisas del Mar, a corporation organized under the laws of Puerto Rico (the “Lessee”), and the Company and the Lessee have entered into a five-year contract to lease power generating equipment to Lessee based upon power consumption. In addition, the custom designed system will also provide cogeneration capabilities with the addition of chillers to support the air conditioning demands. The agreement provides for a payment to the Company of a monthly fee equal to the greater of a set monthly base rate or a monthly base rate plus an additional amount based on kilowatt wattage. The agreement provides for termination by the Company only in the event of nonperformance by the Lessee unless Lessee pays all payments due for the remainder of the term. The agreement contains representation and warranties, default provisions and indemnification provisions typical for agreements of this type. In 2016 the terms on the Farmacia Del Mar lease was modified to a monthly payment, based on actual power consumption. The total revenue-to date derived from this lease is $1,240.

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

During the quarter ended March 31, 2019, Powerdyne International, Inc. purchased several crypto currency miners and began mining certain crypto coins. This was done in an effort to enter into the crypto markets and explore other potential revenue producing opportunities for Powerdyne International, Inc.

7. RELATED PARTY

From time to time, we receive payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. On December 11, 2018, we received a loan from a stockholder in the amount of $13,500, to be repaid in monthly installments of principal and interest beginning March 25, 2019. The balance of this loan as of June 30, 2021, was $-0-. The interest expense on this loan for the six months ended of June 30, 2021, was $1,222.

During the six months ended June 30, 2021, a related party advanced the Company $24,500. Amounts accrued, but not yet paid as due to related party on June 30, 2021, and December 31, 2020, was $124,400 and $93,000, respectively.

8. COMMITMENTS AND CONTINGENCIES

Litigation

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

We are an operational company which has experienced losses since our inception, with the exception of the current quarter ended June 30, 2021, in which we had a net income of $3,826. Our sources of cash to date have been capital invested by shareholders and venture capital investors/lenders. Our cumulative revenue of $57,096 has come from two sources: 1) $1,240 from our one equipment lease agreement, which was terminated in September 2017 due to a natural disaster; and 2) $55,856 from crypto-mining revenue, of which $3,521 was received during the year ended December 31, 2020, and $43,957 was received during the six months ended June 30, 2021.

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

During the quarter ended December 31, 2019, Powerdyne International accepted forgiveness of debt letters from the related party debt holders forgiving all unpaid debt and accrued interest owed to them individually, by the Corporation.

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

Results of Operations - The six months ended June 30, 2021, compared to the six months ended June 30, 2020:

Revenues

During the six months ended June 30, 2021, we generated $43,957 in revenue, and during the six months ended June 3, 2020, we generated $2,929 in revenue.

Operating expenses

During the six months ended June 30, 2021, total operating expenses increased 325.15% to $37,009 from $8,799 for the six months ended June 30, 2020. During the three months ended June 30, 2021, total operating expenses increased 239.44% to $13,740 from $4,048 for the three months ended June 30, 2021. The increase from the six months ended June 30, 2021, to the six months ended June 30, 2021, is mainly due increases of $6,014 in consulting, $6,665 in filing fees, $15,431 in legal and accounting expense, $337 in other taxes expense, $96 in telephone expense, and minor increases in bank service charges and office supplies expense. These increases were offset by a decrease of $410 in stock registration fees and a minor decrease in payroll processing fees.

The net income (loss) for the six months ended June 30, 2021, and 2020 was $3,826 and ($8,392), respectively.

Liquidity and Capital Resources

As of June 30, 2021, and December 31, 2020, we had working capital deficits of $126,132 and $127,499, respectively. For the six months ended June 30, 2021, we had a $18,378 increase in cash compared to the year end. The total net cash provided by operations of $958 was primarily due to net income from operations of $3,826 plus increases in depreciation expense of $1,500, less decreases of $410 and $3,958 in intangible asset – Cryptocurrency. The total net cash provided by financing activities of $17,420 was due to an increase in proceeds from Due to related party of $30,500 less principal paid on Note payable-stockholder of $13,080.

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

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2021, and December 31, 2020, the carrying value of certain financial instruments such as accounts receivable, accounts payable, notes payable-related parties, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the insufficient controls over timely financial statement preparation and review as well as over the preparation and review around accounting for certain complex transactions.

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

No other changes in our internal control over financial reporting occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There is no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K

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

POWERDYNE INTERNATIONAL, INC.

Dated: August 6, 2021	By:	/s/ James F. O’Rourke
Chief Executive Officer (Principal Executive Officer)

