Form 10-Q
period 2021-09-30
POWERDYNE INTERNATIONAL, INC.
filed 2021-11-12
CIK 1435617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

45 Main Street

North Reading, Massachusetts 01864

(Address of principal executive offices)

(401) 739-3300

(Registrant’s telephone number, including area code)

(Former name, former address, and former fiscal year, if changed since last report)

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

There were 1,912,430,584 shares of issuer’s Common Stock outstanding as of November 10, 2021.

POWERDYNE INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
		(audited)
ASSETS

Current Assets:
Cash	$29,072	$768
Total current assets	29,072	768

Property and Equipment
Cryptocurrency miners	$15,000	$15,000
Less: accumulated depreciation	(8,250)	(6,000)
Total property and equipment	6,750	9,000

Intangible asset - Cryptocurrency	$10,703	$4,787

Total Assets	$46,525	$14,555

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$20,343	$18,737
Due to related parties	141,650	93,900
Note payable-stockholder	-	13,080
Income tax payable	2,550	2,550
Total Current Liabilities	164,543	128,267

Total Liabilities	164,543	128,267

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized, 1,914,930,584 shares issued and outstanding as of September 30, 2021 and 1,914,930,584 shares issued and outstanding as of December 31, 2020	191,493	191,493
Additional paid-in capital	3,302,851	3,302,851
Accumulated deficit	(3,612,362)	(3,608,056)
Total Stockholders’ Deficit	(118,018)	(113,712)

Total Liabilities and Stockholders’ Deficit	$46,525	$14,555

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenues	$1,959	$221	$45,916	$3,150
Cost of revenues	750	750	2,250	2,250
Gross profit	1,209	(529)	43,666	900
Operating expenses	9,340	30,385	46,350	39,183

Income (loss) from operations	(8,131)	(30,914)	(2,684)	(38,283)

Other Expense
Other Expense-Interest	-	546	1,222	1,569
Total Other Expense	-	546	1,222	1,569

Loss before income tax expense	(8,131)	(31,460)	(3,906)	(39,852)

Income tax expense	-	-	(400)	-

Net loss	$(8,131)	$(31,460)	$(4,306)	$(39,852)

Basic and diluted loss per common share	$(0.00)	$0.00	$(0.00)	$0.00
Basic and diluted weighted average common shares outstanding	1,914,930,584	1,914,930,584	1,914,930,584	1,914,930,584

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	September 30, 2021	September 30, 2020
Operating Activities:
Net loss	$(4,306)	$(39,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,250	2,250
Changes in operating assets and liabilities:
Intangible Asset	(5,916)	(3,150)
Accrued expenses	1,606	2,416
Net cash used in operating activities	(6,366)	(38,336)

Investing Activities:
Increase in intangible asset - Cryptocurrency	-	-
Net cash used in investing activities	-	-

Financing Activities:
Proceeds from Due to related party	47,750	28,650
Proceeds from Notes payable-stockholder	-	1,569
Principal paid on Note payable stockholder	(13,080)	-
Proceeds from Notes payable-related parties	-	-
Net cash provided by financing activities	34,670	30,219

Net increase (decrease) in cash	28,304	(8,117)
Cash, beginning of period	768	8,855

Cash, end of period	$29,072	$738

Non-cash investing and financing activities:
Common stock issued for service	$-
Common stock issued for debt reduction of notes payable.	$-
Supplemental disclosure if cash flow information
Cash paid for interest	$3,362
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

POWERDYNE INTERNATIONAL INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021, and 2020

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

3. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all the notes required by generally accepted accounting principles for complete financial statements. Accordingly, certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The statements presented as of September 30, 2021, and September 30, 2020, are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial statements have been included Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission (“SEC”). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company’s Annual Report for the year ended December 31, 2020.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021, and 2020

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

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of September 30, 2021, the Company had an accumulated deficit of $3,612,362. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The Company’s activities will necessitate significant uses of working capital beyond September 30, 2021. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s sales and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities, revenue from operations and or affiliate funding.

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

September 30, 2021, and 2020

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

Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021, and December 31, 2020, respectively.

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

Property and Equipment

Property and equipment are stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The computer equipment is depreciated over 5 years on a straight-line basis. Depreciation expense for the periods ended September 30, 2021, and 2020 was $2,250 and $2,250, respectively.

Intangible Asset

The Company considers intangible asset - cryptocurrency to be revenue that has been earned, but for which no cash has been received. Intangible asset consists of crypto mined coins that are held in a digital wallet and have not been cashed out. The basis of the valuation is the market price of the Sia coins on September 30, 2021. The Company considers this to be an intangible asset under GAAP guidelines. The Company had $10,703 of intangible asset as of September 30, 2021, and $4,787 as of December 31, 2020. Revenue is recognized on the last date of the quarter based on the transaction price of the Sia coin at that date times the number of coins in the wallet. Unrealized gains and losses are recognized quarterly based on the fluctuation in the market value of the coin versus the value booked when obtained.

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

September 30, 2021, and 2020

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

The Company’s tax provision is determined using an estimate of its annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment. Income taxes payable as of September 30, 2021, and December 31, 2020, were $2,550 and $2,550, respectively.

Income (Loss) per Common Share

Basic income (loss) per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of September 30, 2021, and December 31, 2020, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted income (losses) per share:

Net income (loss) per share is based upon the weighted average shares of common stock outstanding.

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Loss available for common shareholder	$(4,306)	$(39,852)
Basic and fully diluted loss per share	$(0.00)	$0.00

Weighted average common shares outstanding - basic and diluted	1,914,930,584	1,914,930,584

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021, and 2020

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021, and 2020

5. PROPERTY AND EQUIPMENT – NET

Equipment consists of the following as of September 30, 2021, and December 31, 2020:

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
Cryptocurrency miners	$15,000	$15,000
Less accumulated depreciation	(8,250)	(6,000)

Total Property and Equipment	$6,750	$9,000

Equipment is stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives: computer equipment 5 years. Total depreciation expense for the nine months ended September 30, 2021, and 2020 was $2,250 and $2,250, respectively.

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

7. RELATED PARTY

From time to time, we receive payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. On December 11, 2018, we received a loan from a stockholder in the amount of $13,500, to be repaid in monthly installments of principal and interest beginning March 25, 2019. The balance of this loan as of September 30, 2021, was $-0-. The interest expense on this loan for the nine months ended of September 30, 2021, was $1,222.

During the nine months ended September 30, 2021, a related party advanced the Company $47,750. Amounts accrued, but not yet paid as due to related party on September 30, 2021, and December 31, 2020, was $141,650 and $93,900, respectively.

8. COMMITMENTS AND CONTINGENCIES

Litigation

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

9. SUBSEQUENT EVENTS

On November 5, 2021, a shareholder surrendered 2,500,000 back to the Company for no consideration.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

We are an operational company which has experienced losses since our inception. Our sources of cash to date have been capital invested by shareholders and venture capital investors/lenders. Our cumulative revenue of $59,055 has come from two sources: 1) $1,240 from our one equipment lease agreement, which was terminated in September 2017 due to a natural disaster; and 2) $57,815 from crypto-mining revenue, of which $3,521 was received during the year ended December 31, 2020, and $45,916 was received during the nine months ended September 30, 2021.

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

During the 1st quarter of 2019 Powerdyne International, Inc. purchased several crypto currency miners and began mining certain crypto coins. This was done to conservatively to enter the crypto markets and explore other potential revenue producing opportunities for Powerdyne International, Inc.

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

Results of Operations - The nine months ended September 30, 2021, compared to the nine months ended September 30, 2020:

Revenues

During the nine months ended September 30, 2021, we generated $45,916 in revenue, and during the nine months ended September 30, 2020, we generated $3,150 in revenue.

Operating expenses

During the nine months ended September 30, 2021, total operating expenses increased 18.29% to $46,350 from $39,183 for the nine months ended September 30, 2020. During the three months ended September 30, 2021, total operating expenses decreased 69.26% to $9,340 from $30,385 for the three months ended September 30, 2020. The increase from the nine months ended September 30, 2020, to the nine months ended September 30, 2021, is mainly due increases of $4,665 in consulting, $5,995 in filing fees, $259 in other taxes expense, $313 in miscellaneous expense, and minor increases in bank service charges, telephone expense, and office supplies expense. These increases were offset by a decrease of $560 in stock registration fees, $3,663 in legal and accounting expense, and a minor decrease in payroll processing fees.

The net loss for the nine months ended September 30, 2021, and 2020 was $4,306 and $39,852, respectively.

Liquidity and Capital Resources

As of September 30, 2021, and December 31, 2020, we had working capital deficits of $135,471 and $127,499, respectively. For the nine months ended September 30, 2021, we had a $28,304 increase in cash compared to the year end. The total net cash used in operations of $6,366 was primarily due to net loss from operations of $4,306 plus increases in depreciation expense of $2,250 and accrued expenses of $1,606, less a decrease of $5,916 in intangible asset – Cryptocurrency. The total net cash provided by financing activities of $32,420 was due to an increase in proceeds from Due to related party of $47,750 less principal paid on Note payable-stockholder of $13,080.

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

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2021, and December 31, 2020, the carrying value of certain financial instruments such as accounts receivable, accounts payable, notes payable-related parties, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the insufficient controls over timely financial statement preparation and review as well as over the preparation and review around accounting for certain complex transactions.

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

No other changes in our internal control over financial reporting occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There is no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERDYNE INTERNATIONAL, INC.

Dated: November 12, 2021	By:	/s/ James F. O’Rourke
Chief Executive Officer (Principal Executive Officer)

