Form 10-K
period 2021-12-31
POWERDYNE INTERNATIONAL, INC.
filed 2022-03-01
CIK 1435617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-53259

POWERDYNE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5572576
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

45 Main Street North Reading, Massachusetts	01864
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code: (401) 739-3300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
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

As of December 31, 2021, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $112,115. The registrant’s stock does not trade. Therefore, the market value for the stock was valued at $0.0001, its par value. The registrant has no non-voting stock.

As of, February 14 the registrant had 1,862,430,584 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

i

CAUTIONARY NOTE FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important cautionary statements in this Annual Report on Form 10-K, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and we do not assume any obligation to update any forward-looking statements except as required by applicable law.

References to “Powerdyne”, “the Company”, “the company”, “we,” “our” and “us” refer to Powerdyne International Inc., unless the context otherwise requires.

WHERE YOU CAN FIND MORE INFORMATION ABOUT US

When this Annual Report on Form 10-K becomes effective, we will begin to file reports, proxy statements, information statements and other information with the United States Securities and Exchange Commission, or SEC. You may read and copy this information, for a copying fee, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information on its Public Reference Room. Our SEC filings will also be available to the public from commercial document retrieval services, and at the website maintained by the SEC at http://www.sec.gov.

Our Internet website address is http://www.powerdyneinternational.com. Information contained on the website does not constitute part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference. When this Annual Report on Form 10-K is effective, we will make available, through a link to the SEC’s website, electronic copies of the materials we file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, the Section 16 reports filed by our executive officers, directors and 10% stockholders and amendments to those reports.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements that may be affected by matters outside our control that could cause materially different results.

There are statements in this Annual Report on Form 10-K that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Annual Report on Form 10-K carefully, especially the risks discussed under the section entitled “Risk Factors.” Although management believes that the assumptions underlying the forward-looking statements included in this Annual Report on Form 10-K are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Annual Report on Form 10-K will in fact transpire. You are cautioned to not place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

ii

ITEM 1: BUSINESS

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

Our potential customers include a variety of small to medium size manufacturing companies, hotels and commercial enterprises worldwide. In addition, our power solutions are ideal for large end users such as seaports, commercial laundries, airports, and the like. However, we initially intend to focus our marketing and sales efforts in the Caribbean and California markets, where we believe there is a great need for independent cost-effective reliable power. Once established in the Caribbean and California, we intend to expand our marketing throughout North America and as we move into other regions in North America, we plan to increase the power ratings of the PDI Power Solutions to include multi-megawatt power generating systems.

During the quarter ended March 31, 2019, Powerdyne International, Inc. purchased several crypto currency miners and began mining certain crypto coins. This was completed to enter into the crypto markets and explore other potential revenue opportunities for Powerdyne International, Inc.

We have not installed and activated any of our power equipment to date. Our primary activities have been in perfecting our concept and in marketing and sales of our products. As shown in our consolidated financial statements, we have incurred an accumulated deficit of $3,651,212 from inception thru December 31, 2021.

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

Business Model

We plan to develop our business, producing and distributing primary electrical power and cogeneration CHCP capabilities through the PDI Power Solution product offerings, under long term master lease agreements, similar to the one we signed with Farmacia Brisas del Mar, at fixed capacity charge plus a usage charge based on actual power used at a fixed dollars per kilowatt hour ($/kWh). Installation, service, and maintenance of the PDI Power Solution will initially be provided through independent contractors, at no cost to the customer.

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

Some generators are readily available, and some would be made to the customer’s specific needs, using the latest technology such as remote monitoring, remote auto shut down. Typical generator manufactures such as Cummings, Caterpillar, or GE for example will package their power solutions to meet the customer’s specifications using only their own equipment in standard packages. Powerdyne will review both the customer’s power requirements in addition to their budget, schedule, and expectations. Once this has been completed Powerdyne will select the best equipment from all global equipment manufactures available and custom packaging this equipment into a power solution that offers a high efficiency green power solution that meets the customer’s budget, schedule, power specifications and expectations.

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

Entry into the Market

We plan to enter selected target markets (i.e., the Caribbean and California) based upon the Spark~~s~~ Spread. These markets were selected because we believe they have the greatest potential for immediate acceptability of the PDI Power Solution due to cost and reliability as well as offering the greatest profit potential. Once established, we plan to expand further into the Caribbean and North American markets using the same criteria: Spark Spread and profitability.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2: PROPERTIES

Our corporate headquarters are in a full-service office suite located in a building in North Reading, Massachusetts, consisting of approximately 500 square feet of office space. We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our anticipated needs.

ITEM 3: LEGAL PROCEEDINGS

In the ordinary course of business, we may become involved in legal proceedings from time to time. As of the date of this report, we are not aware of any material pending legal proceedings.

ITEM 4: MINE SAFTY DISCLOSURES

None

ITEM 5: MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Market Information

On November 13, 2012, our common stock was approved for quotation on the OTC Markets under the symbol “PWDY”.

The following table sets forth the range of the high and low sales prices of our common stock up until September 30, 2019, when the SEC, pursuant to Section 12(j), revoked the Company registration under Section 12 of the Securities Act of 1933, as amended. Accordingly, the Company’s common stock has not traded since that date. The company is currently working with a broker/dealer and FINRA to have its common stock commence trading. The last price of our common stock as quoted on the OTC Bulletin Board on September 30, 2019, was $0 .0004

OTC Bulletin Board	High	Low
Year Ended December 31, 2018
1st Quarter	$0.0005	$0.0002
2nd Quarter	$0.0005	$0.0003
3rd Quarter	$0.0007	$0.0002
4th Quarter	$0.0006	$0.0003
Year Ended December 31, 2019
1st Quarter	$0.0002	$0.0001
2nd Quarter	$0.0011	$0.0002
3rd Quarter thru September 30	$0.0038	$0.0001

On December 6, 2021, Glendale Securities filed a Form 211 with FINRA on behalf of Powerdyne international Inc. for quotation on the OTC markets.

Dividends and Dividend Policy

We have never paid nor declared any cash dividends on our common stock to date, and do not anticipate paying such cash dividends in the foreseeable future. Whether we declare and pay dividends is determined by our Board of Directors at their discretion, subject to certain limitations imposed under Delaware corporate law. The timing, amount, and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Equity Compensation Plan Information

Our board of directors adopted the 2014 Stock Option Plan (the “Plan”) in 2014 to promote our long-term growth and profitability by (i) providing our key directors, officers, and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 100,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers, and directors and those of our subsidiaries, provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have granted a total of 0 shares of stock as of December 31, 2021, under the Plan.

Holders

There are approximately 40 active holders of the Company’s Common Stock. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

Recent Sales of Unregistered Sales of Equity Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

ITEM 6. SELECTED FINANCIAL DATA –

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by such forward-looking statements as a result of many important factors, including those set forth in Part I of this Annual Report on Form 10-K under the caption “Risk Factors.” Please see “Cautionary Note Regarding Forward-Looking Statements” in Part I above. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report. The following discussion should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

Use of Estimates – We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K in accordance with generally accepted accounting principles in the United States.

Overview

We are an operating company which has experienced losses since our inception. Our sources of cash to date have been capital invested by shareholders and venture capital investors/lenders. Our cumulative revenue of $61,741 has come from two sources: 1) $1,240 from our one equipment lease agreement, which was terminated in September 2017 due to a natural disaster; and 2) $60,501 from crypto-mining revenue, of which $48,602 was received during the year ended December 31, 2021, and $3,521 was received during the year ended December 31, 2020.

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

Powerdyne has a bill of sale that shows ownership via serial #s and, has possession of the miners and the Sia coin digital wallet codes. The biggest cyber security threat is an exchanged being hacked which the exchanges have insurance for the client’s funds and coins. For security Powerdyne stores all its Sia coins in it’s our digital wallet and are only transferred to the exchange when they are to be converted to USD. For security purposes Powerdyne has its digital wallet address and pass codes stored offline, and backups are also stored offline in separate locations. Powerdyne believes the cyber threat is very low do to the very small size and value of our mining operation and the complexity required to break into a crypto wallet.

Governmental Regulations Regarding Crypto Currency

Government regulation of block chain and crypto is being actively considered by the United States federal government via a number of agencies (including the U.S. Securities and Exchange Commission (the “SEC”), the U.S. Commodities Future Trading Commission (“CFTC”), Federal Trade Commission (“FTC”), and the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of the Treasury) and in other countries. Other regulatory bodies are governmental or semi-governmental and have shown an interest in regulating or investigating companies engaged in the block chain business (NASDAQ, NYSE, FINRA, state securities commissions).

Block chain and crypto currency regulations are in a nascent state with agencies investigating businesses and their practices, gathering information, and generally trying to understand the risks and uncertainties in order to protect investors in these businesses. Regulations will certainly increase, in many cases, although it is presently not possible to know how they will increase, how regulations will apply to the Company’s businesses, or when they will be effective. Various bills have also been proposed in congress for adoption related to the Company’s business which may be adopted and have an impact on it. As the regulatory and legal environment evolves, the Company may become subject to new laws and further regulation by the SEC and other agencies, although the Company is not currently trading in digital assets and has no intention to trade in digital assets.

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

The value of the Cryptocurrency held by the Company is determined by the price of the Cryptocurrency as set forth by Bittrex, Inc., a U.S. cryptocurrency platform, as of the last day of each of the Company’s financial quarters. In the event that the value of the Company’s Cryptocurrency holdings exceeds forty percent (40%) of the Company’s total assets, the Company intends to sell that amount of its Cryptocurrencies that will allow the Company to remain exempt under Regulation 3a-2 of the 1940 Act.”

Operations

The Company’s strategy is to pursue selected opportunities in markets where inexpensive and environmentally friendly power sources are needed and/or required.

Results of Operations

The Year Ended December 31, 2021, compared to the Year Ended December 31, 2020

We generated revenues of $48,602 during the year ended December 31, 2021, and $3,521 during the year ended December 31, 2020.

During the year ended December 31, 2021, total operating expenses increased 157.75% to $87,136 from $55,237 for the year ended December 31, 2020. The increase is mainly due to increases of $5,586 in consulting, $2,660 in filing fees, $19,761 in stock registration fees, $3,754 in legal and accounting expense, $738 in office supplies expense, $313 in miscellaneous expense, and a minor increase in telephone expense. These increases were offset by decreases of $1,141 in other taxes expense, and a minor decrease in payroll processing fees.

The net loss for the year ended December 31, 2021, was $43,156. The net loss for the year ended December 31, 2020, was $57,256.

Liquidity and Capital Resources

As of December 31, 2021, and 2020, we had working capital deficits of $176,258 and $127,499, respectively. The cash used in operations of $38,631 was primarily due to net loss from operations of $43,156, less cash used in operations of $8,602 of intangible asset–Cryptocurrency, plus $10,127 of accrued expenses, plus $3,000 of depreciation expense. The total net cash used in investing activities was $-0-. The total net cash provided by financing activities of $46,920 was due to proceeds from due to related party of $60,000 less principal paid on note-payable-stockholder of $13,080. We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2021, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements that have, or are likely to have, a current or future material effect on our operations.

Recent Accounting Pronouncements

Refer to Note 1 of our consolidated financial statements for recent accounting pronouncements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POWERDYNE INTERNATIONAL, INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2021, AND 2020

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Powerdyne International, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Powerdyne International, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2020

Lakewood, CO

March 1, 2022

POWERDYNE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Audited)

	December 31, 2021	December 31, 2020

ASSETS

Current Assets:
Cash	$9,057	$768
Advances to stockholder	-	-
Total current assets	9,057	768

Property and Equipment
Cryptocurrency miners	$15,000	$15,000
Less: accumulated depreciation	(9,000)	(6,000)
Total property and equipment	6,000	9,000

Intangible asset - Cryptocurrency	$13,389	$4,787

Total Assets	$28,446	$14,555

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$28,864	$18,737
Due to related parties	153,900	93,900
Note payable-stockholder	-	13,080
Income tax payable	2,550	2,550
Total Current Liabilities	185,314	128,267

Total Liabilities	185,314	128,267

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding as of December 31, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized, 1,862,430,584 shares issued and outstanding as of December 31, 2021 and 1,914,930,584 shares issued and outstanding as of December 31, 2020	186,243	191,493
Additional paid-in capital	3,308,101	3,302,851
Accumulated deficit	(3,651,212)	(3,608,056)
Total Stockholders’ Deficit	(156,868)	(113,712)

Total Liabilities and Stockholders’ Deficit	$28,446	$14,555

The accompanying notes are an integral part of these consolidated financial statements

POWERDYNE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Audited)

	For the year	For the year
	ended	ended
	December 31, 2021	December 31, 2020

Revenues	$48,602	$3,521
Cost of revenues	3,000	3,000
Gross profit	45,602	521
Operating expenses	87,136	55,237

Income (loss) from operations	(41,534)	(54,716)

Other Expense
Other Expense-Interest	1,222	2,140
Total Other Expense	1,222	2,140

Loss before income tax expense	(42,756)	(56,856)

Income tax expense	400	400

Net loss	$(43,156)	$(57,256)

Basic and diluted loss per common share	$(0.00)	$0.00
Basic and diluted weighted average common	-
shares outstanding	1,903,348,392	1,914,930,584

The accompanying notes are an integral part of these consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(Audited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2019	1,914,930,584	191,493	3,302,851	(3,550,800)	(56,456)

Net income for the period				(57,256)	(57,256)
Balance, December 31, 2020	1,914,930,584	191,493	3,302,851	(3,608,056)	(113,712)

Common stock cancelled	(52,500,000)	(5,250)	5,250	-	-
Net loss for the period				(43,156)	(43,156)
Balance, December 31, 2021	1,862,430,584	186,243	3,308,101	(3,651,212)	(156,868)

The accompanying notes are an integral part of these consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Audited)

	For the year	For the year
	ended	ended
	December 31, 2021	December 31, 2020
Operating Activities:
Net loss	$(43,156)	$(57,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,000	3,000
Changes in operating assets and liabilities:
Intangible Asset	(8,602)	(3,521)
Accrued expenses	10,127	(7,750)
Taxes payable	-	400
Net cash used in operating activities	(38,631)	(65,127)

Investing Activities:
Increase in intangible asset - Cryptocurrency	-	-
Net cash used in investing activities	-	-

Financing Activities:
Proceeds from Due to related party	60,000	54,900
Proceeds from Notes payable-stockholder	-	2,140
Principal paid on Note payable stockholder	(13,080)	-
Net cash provided by financing activities	46,920	57,040

Net increase (decrease) in cash	8,289	(8,087)
Cash, beginning of period	768	8,855

Cash, end of period	$9,057	$768

Non-cash investing and financing activities:
Common stock cancellation	$(5,250)
Common stock issued for debt reduction of notes payable.	$-
Supplemental disclosure if cash flow information
Cash paid for interest	$1,222
Cash paid for taxes	$400	$-

The accompanying notes are an integral part of these consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, and 2020

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

3. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, and 2020

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements.

Such consolidated financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects and have been consistently applied in preparing the accompanying consolidated financial statements.

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of December 31, 2021, the Company had an accumulated deficit of $3,651,212. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The Company’s activities will necessitate significant uses of working capital beyond December 31, 2021. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s sales and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities, revenue from operations and or affiliate funding.

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital or, if additional capital is needed, that such funds if available, will be obtainable on terms satisfactory to the Company.

The accompanying audited consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern

Use of Estimates

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Fair Value of Financial Instruments

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. We use the following three levels of inputs in determining the fair value of our assets and liabilities, focusing on the most observable inputs when available:

● Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

● Level 2 - Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

● Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

POWERDYNE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, and 2020

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

The Company’s financial instruments consisted of cash, intangible asset-Cryptocurrency, accounts payable and accrued liabilities, due to related parties and notes payable-stockholder. The estimated fair value of cash, intangible asset-Cryptocurrency, accounts payable and accrued liabilities, due to related parties and notes payable-stockholder approximates its carrying amount due to the short maturity of these instruments.

Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021, and 2020, respectively.

.

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

Intangible asset - Cryptocurrency

The Company considers intangible asset-Cryptocurrency to be revenue that has been earned, but for which no cash has been received. Intangible asset-Cryptocurrency consists of crypto mined coins that are held in a digital wallet and have not been cashed out. The basis of the valuation is the market price of the Sia coins on December 31, 2021. The Company considers this to be a current asset since the crypto mined coins can be redeemed for cash at any time. The Company had $13,389 of intangible asset-Cryptocurrency as of December 31, 2021, and $4,787 as of December 31, 2020. Revenue is recognized on the last date of the quarter based on the transaction price of the Sia coin at that date times the number of coins in the wallet. Unrealized gains and losses are recognized quarterly based on the fluctuation in the market value of the coin versus the value booked when obtained.

Equipment

Equipment is stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The equipment is depreciated over 5 years on a straight-line basis. Depreciation expense for the periods ended December 31, 2021, and 2020 was $3,000 and $3,000, respectively.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

In accordance with ASC 360, we evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. We currently believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or demand for our products under development will continue. Either of these could result in future impairment of long-lived assets.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, and 2020

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

In 2010, the Company adopted Accounting for Uncertain Income Taxes under the provisions of ASC 740. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company did not recognize any additional liability for unrecognized tax benefits as a result of the adoption of ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

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

The Company’s tax provision is determined using an estimate of its annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment. Income taxes payable as of December 31, 2021, and December 31, 2020, were $2,550 and $2,550, respectively.

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of December 31, 2021, and December 31, 2020, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share:

	Year ended December 31, 2021	Year ended December 31, 2020

Loss available for common shareholder	$(43,156)	$(57,256)
Basic and fully diluted loss per share	$(0.00)	$0.00

Weighted average common shares outstanding - basic and diluted	1,903,348,392	1,914,930,584

Net loss per share is based upon the weighted average shares of common stock outstanding.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, and 2020

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which, among other things, requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The amendments in this update should be applied under a modified retrospective approach. The new standard is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Management does not plan to early adopt this guidance. The Company’s only lease as at August 1, 2019 is a month-to-month rent agreement for office space. The month-to-month rent agreement is considered a lease with a term of 12 months or less. As the leases standard does not require lessees to apply the guidance to arrangements with a lease term of 12 months or less, the Company expects the new standard to have no material impact on its consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

Accounting for Income Taxes

In December 2019, the FASB issued a new standard to simplify the accounting for income taxes. The guidance eliminates certain exceptions related to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard will be effective for us beginning August 1, 2021. Management will continue to analyze whether the adoption of this new standard will have a material impact on our consolidated financial statements.

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for us beginning in the first quarter of fiscal 2022, with early adoption permitted. We are still evaluating the impact this guidance will have on our consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-10 Codification Improvements, to make incremental improvements to U.S. GAAP and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. The amendments in this update will be effective for us beginning with fiscal year 2021, with early adoption permitted. The amendments in this update should be applied retrospectively and at the beginning of the period that includes the adoption date. The adoption of the amendments in this update is not expected to have a material impact on our consolidated financial position and results of operations.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Sia coin is the only crypto coin that Powerdyne is mining. The coins are held in the Company’s Sia coin digital wallet. When coins are going to be exchanged for USD, they are then transferred to the company’s exchange wallet held at a US based crypto exchange which provides support for two-factor authentication. We also have wallet password management, and offsite backups. The coins are held in anticipation of future price appreciation as crypto currencies become more widely accepted, but some coins may be exchanged for USD on an as needed basis. The company also realizes there is no guarantee the coins will appreciate in value. Revenue is recognized on the last date of the quarter based on the market price of the Sia coin at that date times the number of coins in the wallet.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, and 2020

5. EQUIPMENT - NET

Equipment consists of the following as of December 31, 2021, and 2020:

	December 31,	December 31,
	2021	2020
	(unaudited)	(audited)
Cryptocurrency miners	$15,000	$15,000
Less accumulated depreciation	(9,000)	(6,000)

Total Property and Equipment	$6,000	$9,000

Equipment is stated at cost and depreciated on a straight- line basis over the assets’ estimated useful lives: computer equipment 5 years. Total depreciation expense for the year ended December 31, 2021, and 2020 was $3,000 and $3,000, respectively.

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

During the year ended December 31, 2019, Powerdyne International, Inc.’s board of directors agreed to acquire all the assets of Creative Motion Technology a company which is wholly owned by James O’Rourke. James O’Rourke will be merging the assets of Creative Motion Technology, to Powerdyne without consideration. Due to the Covid 19 pandemic, the parties agreed to postpone the merger until approximately the first quarter of 2022.

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

7. COMMON STOCK

No Common stock was issued by the Company for year ended December 31, 2021.

Common stock surrendered

On October 1, 2021, a stockholder surrendered 2,500,000 shares to the Company.

On October 12, 2021, a stockholder surrendered 50,000,000 shares to the Company.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, and 2020

8. RELATED PARTY

From time to time, we receive payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. On December 11, 2018, we received a loan from a stockholder in the amount of $13,500, to be repaid in monthly installments of principal and interest beginning March 25, 2019. The balance of this loan as of December 31, 2021, was $-0-. The interest expense on this loan for the year ended of December 31, 2021, was $1,222.

During the year ended December 31, 2021, a related party advanced the Company $60,000. Amounts accrued, but not yet paid as due to related party on December 31, 2021, and December 31, 2020, was $153,900 and $93,900, respectively.

9. COMMITMENTS AND CONTINGENCIES

Litigation

There is no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 6, 2020, we appointed B F Borgers, CPA PC as our new independent auditors.

There have never been any disagreements with any independent registered public accounting firm that has worked for the Company regarding accounting and financial disclosure.

ITEM 9 A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer and our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not sufficient as of December 31, 2021 or December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this Annual Report on Form 10-K on Form 10-K.

Pursuant to Rules adopted by the Securities and Exchange Commission. The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer believe that the Company’s disclosure controls and procedures are not effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed due to material weaknesses identified.

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s chief financial officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021, based on those criteria. The Company’s management has identified material weaknesses in its internal control over financial reporting related to the following matters:

-	A lack of sufficient segregation of duties within members of its accounting staff dedicated to financial reporting functions so that all journal entries and account reconciliations are reviewed by someone other than the preparer, heightening the risk of error or fraud.

-	A lack of sufficient personnel in the accounting function due to the Company’s limited resources with appropriate skills, training, and experience to perform certain tasks as it relates to financial reporting.

The Company’s plan to remediate those material weaknesses remaining is as follows:

Improve the effectiveness of the accounting group by continuing to augment existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions. The Company plans to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once it generates significantly more revenue or raises significant additional working capital.

Improve segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

The Company is not currently required to have an attestation report on the effectiveness of the internal control over financial reporting issued by the independent registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2021, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9 B: OTHER INFORMATION

None.

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of December 31, 2021:

Name	Age	Position	Since
James F. ‘Rourke	66	President, Secretary, CFO and Director	May 6, 2016

James F. O’Rourke serves as Chief Executive Officer and Director of the Company. He attended Lowell Technological Institute. With over thirty-five years’ experience in manufacturing from design conception to production as well as in acquisitions, mergers and managing the operational side of startup businesses, Mr. O’Rourke (the Vice Present and General Manager of SatCon Technology Corporation, the Manager of Drive Systems for its Applied Technology business unit and the Manager of its Magmotor business unit) was responsible for SatCon’s day-to-day operation and subsequently was instrumental in the formation of SatCon’s successor: SatCon Power Systems. Mr. O’Rourke then founded CM Technology (which designs and manufactures custom motors for the automotive, industrial, and robotic markets as well as high power rotary uninterruptable power supplies (RUPS) for the distributed generation, industrial, telecommunication, cloud data center and power quality markets). Mr. O’Rourke, who is still actively involved in CM, joined Powerdyne as a consultant in 2013 and was elected its CEO and a Director in 2014. Due to Mr. O’Rourke’s knowledge of our industry and his manufacturing experience we selected him to serve as a director.

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

ITEM 11: EXECUTIVE COMPENSATION

During the three years ended December 31, 2021, 2020 and 2019, no salaries were paid to any officers or directors.

Executive compensation during the years ended December 31, 2021, 2020, and 2019 was as follows:

		Annual	Annual	Stock		All	Annual
		Payments	Payments	And	Compensation	Other	Compensation
Name/Position	Year	Salary	Made	Options(1)	Plans	Compensation	Total

James F. O’Rourke	2021	$0	$0	0	0	0	$0
Chief Executive Officer	2020	$0	$0	$11,700	0	0	$0
	2019	$0	$0	0	0	0	$0

Employment Agreement

We do not have any employment agreements with our officers.

Stock Option Plan

Under the Company’s 2014 Stock Option Plan, no options have been granted

Outstanding Equity Awards at Fiscal Year-End

There were no Equity Awards during the fiscal year ended December 31, 2021,

Employee Pension, Profit Sharing, or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director’s Compensation

At present we do not pay our directors for attending meetings of our Board of Directors, although we expect to adopt a director compensation policy by the end of the current year.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2021, the number and percentage of the outstanding shares of common stock, which, according to the information available to us, were beneficially owned by:

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

COMMON STOCK		Number of Shares of	Percent of
Name	Position	Common Stock	Class (1)

James F. O’Rourke	Chief Executive Officer	215,825,000	11%
Arthur M. Read, II, Esq.	Shareholder	276,446,194	15.4%
Eric Foster	Shareholder	135,000,000	7.2%

Linda H. Madison	Shareholder	114,000,000	6.1%
Total owned by officers and directors (1)		215,825,000	10.8%

(1) Based upon 1,862,430,584 shares outstanding.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Loans

During the year ended December 31, 2021, the total amount of loan proceeds was $-0- from the Company’s President. The total interest accrued on President’s loans on December 31, 2021, and December 31, 2020, was $-0- and $-0-, respectively.

From time to time, we receive payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. On December 11, 2018, we received a loan from a stockholder in the amount of $13,500, to be repaid in monthly installments of principal and interest beginning March 25, 2019. The balance of this loan as of December 31, 2021, was $-0-. The interest expense on this loan as of December 31, 2021, - was $1,222.

The balance of advances to related parties as of December 31, 2021, and December 31, 2020, was $-0- and $-0-, respectively. During the year ended December 31, 2021, a related party advanced the Company $60,000. Amounts accrued, but not yet paid as due to related party on December 31, 2021, and December 31, 2020, was $153,900 and $93,000, respectively.

Employee Benefit Plans

We have no employee benefit plans or stock option plans.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm of BF Borgers CPA PC for the December 31, 2021, and 2020 audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	Year Ended December 31,
	2021	2020
BF Borgers CPA PC	$21,060	$20,660

BF Borgers CPA PC does not complete the Company’s tax filings. The Company incurred $0 for tax related services in 2021 and $2,662.50 for the year ended 2020.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended December 31, 2021, and 2020.

The audit committee will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures. BF Borgers CPA PC has been the Company’s auditor since 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERDYNE INTERNATIONAL, INC.

Date: March 1, 2022	By:	/s/ James F. O’Rourke
James F. O’Rourke, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ James F. O’Rourke	Principal Executive Officer & Principal
James F. O’Rourke	Accounting Officer & Director	March 1, 2022

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) The following documents are filed as a part of this Annual Report:

(1) Financial Statements

The list of consolidated financial statements and notes required by this Item 15(a)(1) is set forth in the “Index to Financial Statements” within this Annual Report.

(2) Financial Statement Schedules

All schedules have been omitted because the required information is included in the financial statements or notes thereto.

(b) Exhibits

Copies of the following documents are included as exhibits to this Annual Report on Form 10-K.

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

** Filed herewith

