Form 10-Q
period 2022-03-31
POWERDYNE INTERNATIONAL, INC.
filed 2022-06-14
CIK 1435617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

There were 1,862,430,584 shares of issuer’s Common Stock outstanding as of May 15, 2022.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
		(audited)
ASSETS

Current Assets:
Cash	$69,974	$9,057
Accounts receivable	32,723	-
Inventory	82,588	-
Total current assets	185,284	9,057

Property and Equipment
Cryptocurrency miners	15,000	15,000
Less: accumulated depreciation	(9,750)	(9,000)
Total property and equipment	5,250	6,000

Intangible asset - Cryptocurrency	13,098	13,389

Total Assets	$203,632	$28,446

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$23,666	$28,864
Advnce deposits	4,669	-
Due to related party - CEO	260,041	153,900
Sales tax payable	255	-
Income tax payable	2,550	2,550
Total Current Liabilities	291,181	185,314

Total Liabilities	291,181	185,314

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 2,000,000 shares issued and outstanding as of March 31, 2022 ($0 at December 31, 2021)	200	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized, 1,862,430,584 shares issued and outstanding as of March 31, 2022 and 1,862,430,584 shares issued and outstanding as of December 31, 2021	186,243	186,243
Additional paid-in capital	4,807,901	3,308,101
Accumulated deficit	(5,081,893)	(3,651,212)
Total Stockholders’ Deficit	(87,550)	(156,868)

Total Liabilities and Stockholders’ Deficit	$203,632	$28,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three
`	months ended	months ended
	March 31, 2022	March 31, 2021

Revenues	$32,056	$36,577
Cost of revenues	32,012	750
Gross profit	44	35,827
Operating expenses	39,355	23,269
Loss on related party acquisition	1,391,370	-
Income (loss) from operations	(1,430,681)	12,558

Other Expense
Other Expense-Interest	-	597
Total Other Expense	-	597

Income (loss) before income tax expense	(1,430,681)	11,961

Income tax expense	-	-

Net income (loss)	$(1,430,681)	$11,961

Basic and diluted loss per common share	$(0.00)	$0.00
Basic and diluted weighted average common shares outstanding	1,862,430,584	1,914,930,584

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	-	$-	1,862,430,584	$186,243	$3,308,101	$(3,651,212)	$(156,868)

Issuance of Preferred Stock for Merger Transaction	2,000,000	200	-	-	1,499,800	-	1,500,000
							-
Net loss for the period						(1,430,681)	(1,430,681)

Balance, March 31, 2022	2,000,000	$200	1,862,430,584	$186,243	$4,807,901	(5,081,893)	(87,550)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2022	March 31, 2021
Operating Activities:
Net income (loss)	$(1,430,681)	$11,961
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	750	750
Reversal of non-cash related party loss on acquisition	1,391,370
Changes in operating assets and liabilities:
Accounts receivable	(32,723)	-
Inventory	(82,588)	-
Accrued expenses	(5,199)	1,944
Advance deposits	4,669	-
Sales taxes payable	255	-
Net cash provided by (used in) operating activities	(154,146)	14,655

Investing Activities:
Increase in intangible asset - Cryptocurrency	292	(36,577)
Net cash provided by (used) in investing activities	292	(36,577)

Financing Activities:
Due to related party - CEO	214,771	24,250
Proceeds from note payable-stockholder	-	597
Net cash provided by financing activities	214,771	24,847

Net increase in cash	60,917	2,925
Cash, beginning of period	9,057	768

Cash, end of period	$69,974	$3,693

Non-cash investing and financing activities:
Preferred stock issued upon acquisition	$1,500,000	$-
Supplemental disclosure if cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWERDYNE INTERNATIONAL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022, and 2021

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

As of the three months ending March 31, 2022, Powerdyne has stopped the mining of Sia coin and any crypto currency due the lack of productivity of its crypto miners.

On March 6, 2022, pursuant to a Securities Purchase Agreement (the “SPA”), Powerdyne International, Inc. (the “Company”), acquired all of the issued and outstanding membership interests of Creative Motion Technology, LLC, a Massachusetts limited liability company, (the “Membership Interests”). The Membership Interests are owned by Mr. James F. O’Rourke, the principal owner and sole director and officer of the Company. The purchase price paid by the Company was 2,000,000 shares of its Series A Preferred Stock valued at $1,500,000, which each Series A Preferred Stock is convertible into 1,000 common shares of the Company at a fixed price of $0.0001 at the option of the holder.

Creative Motion Technology, LLC (“CM Tech”) is a small New England based motor manufacturer founded in 2004 and has been in business for over 17 years. CM Tech’s management has over 60 years of design and manufacturing expertise, specializing in the design and custom building of industrial servomotors both brush and brushless motor designs. CM Tech’s current market focus is on the niche motor demands for low volume, high-quality cost-effective motors which are primarily used in industrial robotics for the semiconductor manufacturing industry. The motors that CM Tech currently have in production, primarily provide the X, Y, and Z axis articulation in factory automation robots.

Included with CM Tech acquisition is Frame One, which is a custom picture framing shop located in North Reading, MA. Frame One has been in business since 2006 and brings with it a strong client base consisting of local schools, colleges, artist guilds, artist, interior decorators/designers, museums, photographers, art galleries and theaters.

The foregoing description of the SPA does not purport to be complete and is qualified in its entirety by reference to the complete text of the document, which is filed as an exhibit to this report and is incorporated herein by reference.

POWERDYNE INTERNATIONAL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022, and 2021

The issuance of the 2,000,000 shares of Series A Preferred Stock pursuant to the Securities Purchase Agreement were made in reliance on the exemption from registration afforded under Section 4(2), of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder. Such offer and sale were not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the Seller/Investor in connection with the issuance by the Company of the Shares.

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

3. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all the notes required by generally accepted accounting principles for complete financial statements. Accordingly, certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The statements presented as of March 31, 2022, and 2021, are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial statements have been included certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission (“SEC”). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company’s Annual Report for the year ended December 31, 2021.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022, and 2021

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

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of March 31, 2022, the Company had an accumulated deficit of $5,081,893. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The Company’s activities will necessitate significant uses of working capital beyond March 31, 2022. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s sales and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities, revenue from operations and or affiliate funding.

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital or, if additional capital is needed, that such funds if available, will be obtainable on terms satisfactory to the Company.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Use of Estimates

In preparing these unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022, and 2021

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company’s financial instruments consisted of cash, accounts receivable, accounts payable and accrued expenses, due to related party, sales tax payable, and income tax payable. The estimated fair value of these financial instruments approximates its carrying amount due to the short maturity of these instruments.

Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022, and December 31, 2021, respectively.

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

Property and Equipment

Property and equipment are stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The computer equipment is depreciated over 5 years on a straight-line basis. Depreciation expense for the periods ended March 31, 2022, and 2021 was $750 and $750, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022, and 2021

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Asset

The Company considers intangible asset - cryptocurrency to be revenue that has been earned, but for which no cash has been received. Intangible asset consists of crypto mined coins that are held in a digital wallet and have not been cashed out. The basis of the valuation is the market price of the Sia coins on March 31, 2022. The Company considers this to be an intangible asset under GAAP guidelines. The Company had $13,098 of intangible asset as of March 31, 2022, and $13,389 as of December 31, 2021. Revenue is recognized on the last date of the quarter based on the transaction price of the Sia coin at that date times the number of coins in the wallet. Unrealized gains and losses are recognized quarterly based on the fluctuation in the market value of the coin versus the value booked when obtained. As of March 31, 2022, there was no evidence that the Company’s intangible assets were impaired.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022, and 2021

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets (Continued)

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

The Company’s tax provision is determined using an estimate of its annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment. Income taxes payable as of March 31, 2022, and December 31, 2021, were $2,550 and $2,550, respectively.

Income (Loss) per Common Share

Basic income (loss) per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of March 31, 2022, and December 31, 2021, there were no outstanding dilutive securities, except as of March 31, 2022, there was 2,000,000 Series A Preferred Stock outstanding, however, they were not included in the calculations as they are considered anti-dilutive.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022, and 2021

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table represents the computation of basic and diluted income (losses) per share:

Net income (loss) per share is based upon the weighted average shares of common stock outstanding.

	Three months ended March 31, 2022	Three months ended March 31, 2021
Income (loss) available for common shareholder	$(1,430,681)	$11,961
Basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	1,862,430,584	1,914,930,584

Recent Accounting Guidance Not Yet Adopted

Accounting for Income Taxes

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for us beginning in the third quarter of fiscal 2022, with early adoption permitted. We are still evaluating the impact this guidance will have on our condensed consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-10 Codification Improvements, to make incremental improvements to U.S. GAAP and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. The amendments in this update will be effective for us beginning with fiscal year 2021, with early adoption permitted. The amendments in this update should be applied retrospectively and at the beginning of the period that includes the adoption date. The adoption of the amendments in this update is not expected to have a material impact on our condensed consolidated financial position and results of operations.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its condensed consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022, and 2021

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Sia coin is the only crypto coin that Powerdyne is mining. The coins are held in the Company’s Sia coin digital wallet. When coins are going to be exchanged for USD, they are then transferred to the company’s exchange wallet held at a US based crypto exchange which provides support for two-factor authentication. We also have wallet password management, and offsite backups. The coins are held in anticipation of future price appreciation as crypto currencies become more widely accepted, but some coins may be exchanged for USD on a as needed basis. The company also realizes there is no guarantee the coins will apricate in value. Revenue is recognized on the last date of the quarter based on the market price of the Sia coin at that date times the number of coins in the wallet. The Company no longer is in the business of producing Sia coins.

As of March 6, 2022, with the acquisition of CM Tech, we recognize revenue from contracts with customers in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). Revenue is recognized at the point at which control of the underlying products are transferred to the customer. Satisfaction of our performance obligations occur upon the transfer of control of products, either from our facilities. We consider customer purchase orders to be the contracts with a customer. All revenue is generated from contracts with customers.

Business Segments

We operate in one industry, the business of supplying ODM products and electronic components. Management designates the internal reporting used by the chief executive officer for making decisions and assessing performance as the source of our reportable segments.

Nature of products

We are primarily a supplier of original designed and manufactured (ODM) products that include value-added engineering and turn-key solutions. The following is a description of major products lines from which we generate our revenue:

ODM Projects - Our custom-made small devices for original equipment manufacturers (OEMs) and contract electronic manufacturers (CEMs) in their multi-year turn-key projects and marketed in specific industries such as: wild animal feeders, timers for DC motors, public street light controllers, and battery chargers.

ODM Components - Our private labeled electronic components.

Distribution Components - Our name brand electronic components.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022, and 2021

5. PROPERTY AND EQUIPMENT – NET

Equipment consists of the following as of March 31, 2022, and December 31, 2021:

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
Cryptocurrency miners	$15,000	$15,000
Less accumulated depreciation	(9,750)	(9,000)

Total Property and Equipment	$5,250	$6,000

Equipment is stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives: computer equipment 5 years. Total depreciation expense for the three months ended March 31, 2022, and 2021 was $750 and $750, respectively.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022, and 2021

7. ACQUISITION OF PRIVATE COMPANY OWNED BY CEO

On March 6, 2022, pursuant to a Securities Purchase Agreement (the “SPA”), Powerdyne International, Inc. (the “Company”), acquired 100% of the issued and outstanding membership interests of Creative Motion Technology, LLC, a Massachusetts limited liability company, (the “Membership Interests”). The Membership Interests are owned by Mr. James F. O’Rourke, the principal owner and sole director and officer of the Company. The purchase price paid by the Company was 2,000,000 shares of its Series A Preferred Stock valued at $1,500,000, which each Series A Preferred Stock is convertible into 1,000 common shares of the Company at a fixed price of $0.0001 at the option of the holder.

Creative Motion Technology, LLC (“CM Tech”) is a small New England based motor manufacturer founded in 2004 and has been in business for over 17 years. CM Tech’s management has over 60 years of design and manufacturing expertise, specializing in the design and custom building of industrial servomotors both brush and brushless motor designs. CM Tech’s current market focus is on the niche motor demands for low volume, high-quality cost-effective motors which are primarily used in industrial robotics for the semiconductor manufacturing industry. The motors that CM Tech currently have in production, primarily provide the X, Y, and Z axis articulation in factory automation robots.

Included with CM Tech acquisition is Frame One, which is a custom picture framing shop located in North Reading, MA. Frame One has been in business since 2006 and brings with it a strong client base consisting of local schools, colleges, artist guilds, artist, interior decorators/designers, museums, photographers, art galleries and theaters.

The foregoing description of the SPA does not purport to be complete and is qualified in its entirety by reference to the complete text of the document, which is filed as an exhibit to this report and is incorporated herein by reference.

The following table summarizes the consideration transferred to acquire CM Tech and the amounts of identified assets acquired recorded at historical cost at the acquisition date and the consideration provided:

Cash	26,042
Inventory	82,588
Total Assets Acquired	108,630
Loss on acquisition of entity owned by CEO.	1,391,370

The purchase price consists of the following:
Preferred Shares	1,500,000
Total Purchase Price	1,500,000

The historical cost of the assets acquired includes cash and inventory at approximately $108,630. There is no impairment to the cash and inventory received.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022, and 2021

7. ACQUISITION OF PRIVATE COMPANY OWNED BY CEO (Continued)

The pro forma information below present statements of operations data as if the acquisition of CM Tech took place on January 1, 2020.

	Consolidated	Consolidated
	For the year	For the year
	ended	ended
	December 31, 2021	December 31, 2020

Revenues	$1,224,290	$985,613
Cost of Goods Sold	721,243	525,454
Gross profit	$503,047	$460,159
Operating expenses	265,779	245,531

Net Income	$237,268	$214,628

8. RELATED PARTY

From time to time, we receive payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. On December 11, 2018, we received a loan from a stockholder in the amount of $13,500, to be repaid in monthly installments of principal and interest beginning March 25, 2019.

During the three months ended March 31, 2022, a related party advanced the Company $214,771. Amounts accrued, but not yet paid as due to related party on March 31, 2022, and December 31, 2021, was $368,671 and $153,900, respectively.

9. COMMITMENTS AND CONTINGENCIES

Litigation

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

We are an operating company which has experienced losses since our inception. Our sources of cash to date have been capital invested by shareholders and venture capital investors/lenders. On March 6, 2021, the Company acquired CM Tech and received $32,056 in revenue from the new operation.

On March 6, 2022, pursuant to a Securities Purchase Agreement (the “SPA”), Powerdyne International, Inc. (the “Company”), acquired all of the issued and outstanding membership interests of Creative Motion Technology, LLC, a Massachusetts limited liability company, (the “Membership Interests”). The Membership Interests are owned by Mr. James F. O’Rourke, the principal owner and sole director and officer of the Company. The purchase price paid by the Company was 2,000,000 shares of its Series A Preferred Stock valued at $1,500,000.

Creative Motion Technology, LLC (“CM Tech”) is a small New England based motor manufacturer founded in 2004 and has been in business for over 17 years. CM Tech’s management has over 60 years of design and manufacturing expertise, specializing in the design and custom building of industrial servomotors both brush and brushless motor designs. CM Tech’s current market focus is on the niche motor demands for low volume, high-quality cost-effective motors which are primarily used in industrial robotics for the semiconductor manufacturing industry. The motors that CM Tech currently have in production, primarily provide the X, Y, and Z axis articulation in factory automation robots.

Included with CM Tech acquisition is Frame One, which is a custom picture framing shop located in North Reading, MA. Frame One has been in business since 2006 and brings with it a strong client base consisting of local schools, colleges, artist guilds, artist, interior decorators/designers, museums, photographers, art galleries and theaters.

The foregoing description of the SPA does not purport to be complete and is qualified in its entirety by reference to the complete text of the document, which is filed as an exhibit to this report and is incorporated herein by reference.

The issuance of the 2,000,000 shares of Series A Preferred Stock pursuant to the Securities Purchase Agreement were made in reliance on the exemption from registration afforded under Section 4(2), of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder. Such offer and sale were not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the Seller/Investor in connection with the issuance by the Company of the Shares.

As of the three months ending March 31, 2022, Powerdyne has stopped the mining of Sia coin and any crypto currency due the lack of productivity of its crypto miners.

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

Results of Operations - The three months ended March 31, 2022, compared to the three months ended March 31, 2021:

Revenues

During the three months ended March 31, 2022, we generated $32,056 in revenue, and during the three months ended March 31, 2021, we generated $36,577 in revenue.

Operating expenses

During the three months ended March 31, 2022, total operating expenses increased to $39,056 from $23,629 for the three months ended March 31, 2021.

The net income (loss) for the three months ended March 31, 2022, and 2021 was ($1,430,681) and $11,961, respectively.

Liquidity and Capital Resources

As of March 31, 2022, and December 31, 2021, we had working capital deficits of $214,527 and $176.258, respectively.

For the three months ended March 31, 2022, we had a $60,917 increase in cash compared to the year end, this is primarily due to the CM Tech acquisition.

The total net cash provided by financing activities of $214,771 was due to an increase in proceeds from due to related party - CEO.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the insufficient controls over timely financial statement preparation and review as well as over the preparation and review around accounting for certain complex transactions.

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

No other changes in our internal control over financial reporting occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

POWERDYNE INTERNATIONAL, INC.

Dated: June 14, 2022	By:	/s/ James F. O’Rourke
Chief Executive Officer (Principal Executive Officer)

