Form 10-Q
period 2022-06-30
POWERDYNE INTERNATIONAL, INC.
filed 2022-08-22
CIK 1435617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

There were 1,862,430,584 shares of issuer’s Common Stock outstanding as of July 15, 2022.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
		(audited)
ASSETS

Current Assets:
Cash	$31,234	$9,057
Accounts receivable	108,958	-
Inventory	71,217	-
Total current assets	211,410	9,057

Property and equipment
Cryptocurrency miners	15,000	15,000
Less: accumulated depreciation	(10,500)	(9,000)
Total property and equipment	4,500	6,000

Intangible asset - Cryptocurrency	7,136	13,389

Total Assets	$223,046	$28,446

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	89,066	28,864
Advance deposits	3,240	-
Due to related party - CEO	258,579	153,900
Sales tax payable	1,138	-
Income tax payable	2,550	2,550
Total Current Liabilities	354,573	185,314

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 2,000,000 shares issued and outstanding as of June 30, 2022, and-0- as of December 31, 2021,	200	-

Common stock, $0.0001 par value, 2,000,000,000 shares authorized, 1,862,430,584 shares issued and outstanding as of June 30, 2022, and December 31, 2021,	186,243	186,243
Additional paid-in capital	4,807,901	3,308,101
Accumulated deficit	(5,125,870)	(3,651,212)
Total Stockholders’ Deficit	(131,527)	(156,868)

Total Liabilities and Stockholders’ Deficit	$223,046	$28,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenues	$341,928	$7,380	$373,985	$43,957
Cost of revenues	255,475	750	287,521	1,500
Gross profit	86,454	6,630	86,464	42,457
Operating expenses	130,431	13,740	169,752	37,009
Loss on related party acquisition	-		1,391,370	-
Income (loss) from operations	(43,977)	(7,110)	(1,474,658)	5,448

Other Expense

Other Expense-Interest	-	625	-	1,222
Total Other Expense	-	625	-	1,222

Income (loss) before income tax expense	(43,977)	(7,734)	(1,474,658)	4,226

Income tax expense	-	400	-	400

Net income (loss)	$(43,977)	$(8,134)	$(1,474,658)	$3,826

Basic and diluted loss per common share	$(0.00)	$0.00	$(0.00)	$0.00
Basic and diluted weighted average common shares outstanding	1,862,430,584	1,914,930,584	1,862,430,584	1,914,930,584

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	-	$-	1,862,430,584	$186,243	$3,308,101	$(3,651,212)	$(156,868)

Issuance of preferred stock for related party merger transaction	2,000,000	200	-	-	1,499,800	-	1,500,000

Net loss for the period	-	-	-	-	-	(1,474,658)	(1,474,658)

Balance, June 30, 2022	2,000,000	$200	1,862,430,584	$186,243	$4,807,901	(5,125,970)	(131,527)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six	For the six
	months ended	months ended
	June 30, 2022	June 30, 2021
Operating Activities:
Net income (loss)	$(1,474,658)	$3,826
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,500	1,500
Reversal of non-cash related party loss on acquisition	1,391,370	-
Reversal of non-cash decrease in - intangible assets - Crypto	(6,253)	-
Changes in operating assets and liabilities:
Accounts receivable	(108,958)	-
Inventory	(71,217)	-
Accounts payable	60,202	-
Accrued expenses	-	(410)
Advance deposits	3,240	-
Sales taxes payable	1,138	-
Net cash provided by (used in) operating activities	(203,637)	4,916

Investing Activities:
Decrease in intangible asset - Cryptocurrency	-	(3,958)
Net cash and assets acquired from CEO’s business	121,136	-
Net cash provided by (used in) investing activities	121,136	(3,958)

Financing Activities:
Due to related party - CEO	104,679	30,500
Proceeds from notes payable-stockholder	-	(13,080)
Net cash provided by financing activities	104,679	17,420

Net increase in cash	22,178	18,378
Cash, beginning of period	9,057	768

Cash, end of period	$31,234	$19,146

Non-cash investing and financing activities:
Preferred stock issued upon related party merger	$1,500,000	$-
Supplemental disclosure if cash flow information
Cash paid for interest	$-	$3,362
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWERDYNE INTERNATIONAL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022, and 2021

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

As of the six months ending June 30, 2022, Powerdyne has stopped the mining of Sia coin and any crypto currency due the lack of productivity of its crypto miners.

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

June 30, 2022, and 2021

1. ORGANIZATION (continued)

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

3. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all the notes required by generally accepted accounting principles for complete financial statements. Accordingly, certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The statements presented as of June 30, 2022, and 2021, are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial statements have been included certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company’s Annual Report for the year ended December 31, 2021.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022, and 2021

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects and have been consistently applied in preparing the accompanying condensed consolidated financial statements.

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of June 30, 2022, the Company had an accumulated deficit of $5,125,870. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The Company’s activities will necessitate significant uses of working capital beyond June 30, 2022. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s sales and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities, revenue from operations and or affiliate funding.

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

June 30, 2022, and 2021

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

The Company’s financial instruments consisted of cash, accounts receivable, intangible asset – cryptocurrency, accounts payable and accrued expenses, advance deposit, due to related party - CEO, sales tax payable, and income tax payable. The estimated fair value of these financial instruments approximates its carrying amount due to the short maturity of these instruments.

Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022, and December 31, 2021, respectively.

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

Property and Equipment

Property and equipment are stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The computer equipment is depreciated over 5 years on a straight-line basis. Depreciation expense for the six months ended June 30, 2022, and 2021 was $1,500, respectively. Depreciation expense for the three months ended June 30, 2022, and 2021 was $750 and $750, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022, and 2021

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Asset

The Company considers intangible asset - cryptocurrency to be revenue that has been earned, but for which no cash has been received. Intangible asset consists of crypto mined coins that are held in a digital wallet and have not been cashed out. The basis of the valuation is the market price of the Sia coins on June 30, 2022. The Company considers this to be an intangible asset under GAAP guidelines. The Company had $7,136 of intangible asset as of June 30, 2022, and $13,389 as of December 31, 2021. Revenue is recognized on the last date of the quarter based on the transaction price of the Sia coin at that date times the number of coins in the wallet. Unrealized gains and losses are recognized quarterly based on the fluctuation in the market value of the coin versus the value booked when obtained. As of June30 2022, there was no evidence that the Company’s intangible assets were impaired. The Company holds other cryptocurrencies under intangible assets, such as Bitcoin, etc. and these currencies are marked to market at the end of each quarter ended. The crypto-currency account also holds cash that is re-classed to cash at the end of each quarter ended. The Company recorded a decrease of $6,253 in the crypto-currency in the current quarter due to the decline in the crypto-currency market.

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

June 30, 2022, and 2021

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

The Company’s tax provision is determined using an estimate of its annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment. Income taxes payable as of June 30, 2022, and December 31, 2021, were $2,550 and $2,550, respectively.

Income (Loss) per Common Share

Basic income (loss) per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of June 30, 2022, and December 31, 2021, there were no outstanding dilutive securities, except as of June 30, 2022, there was 2,000,000 Series A Preferred Stock outstanding, however, they were not included in the calculations as they are considered anti-dilutive.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022, and 2021

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table represents the computation of basic and diluted income (losses) per share:

Net income (loss) per share is based upon the weighted average shares of common stock outstanding.

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Net income (loss) available for common shareholders	$(43,977)	$(8,134)	$(1,474,658)	$3,826

Basic and diluted loss per common share	$(0.00)	$0.00	$(0.00)	$0.00
Basic and diluted weighted average common shares outstanding	1,862,430,584	1,914,930,584	1,862,430,584	1,914,930,584

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

June 30, 2022, and 2021

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

As of March 6, 2022, with the acquisition of CM Tech, we recognize revenue from contracts with customers in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). Revenue is recognized at the point at which control of the underlying products are transferred to the customer. Satisfaction of our performance obligations occur upon the transfer of control of products, from our facilities. We consider customer purchase orders to be the contracts with a customer. All revenue is generated from contracts with customers.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022, and 2021

5. PROPERTY AND EQUIPMENT – NET

Equipment consists of the following as of June 30, 2022, and December 31, 2021:

	June 30,	December 31,
	2022	2021
	(unaudited)	(audited)
Cryptocurrency miners	$15,000	$15,000
Less accumulated depreciation	(10,500)	(9,000)

Total Property and Equipment	$4,500	$6,000

Equipment is stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives: computer equipment 5 years. Total depreciation expense for the three months ended June 30, 2022, and 2021 was $750 and $750, respectively. Total depreciation for the six months ended June 30, 2022, and 2021 was $1,500 and $1,500, respectively.

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

As of the six months ending June 30, 2022, Powerdyne has stopped the mining of Sia coin and any crypto currency due the lack of productivity of its crypto miners.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022, and 2021

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

June 30, 2022, and 2021

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

During the six months ended June 30, 2022, a related party advanced the Company $104,679. Amounts accrued, but not yet paid as due to related party on June 30, 2022, and December 31, 2021, was $258,579 and $153,900, respectively.

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

As of the six months ending June 30, 2022, Powerdyne has stopped the mining of Sia coin and any crypto currency due the lack of productivity of its crypto miners.

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

Results of Operations - The three months ended June 30, 2022, compared to the three months ended June 30, 2021:

Revenues

During the three months ended June 30, 2022, we generated $341,928 in revenue, and during the three months ended June 30, 2021, we generated $7,380 in revenue.

Cost of Revenues

During the three months ended June 30, 2022, we incurred $255,475 in cost of revenues, and during the three months ended June 30, 2021, we generated $750 in cost of revenues.

Gross Profit

During the three months ended June 30, 2022, we generated $86,454 in gross profits, and during the three months ended June 30, 2021, we generated $6,630 in gross profit. The periods are not representative to be analyzed against each other since on March 7, 2022, the Company acquired a much larger business than what is represented in the comparable period.

Operating expenses

During the three months ended June 30, 2022, total operating expenses increased to $130,431 from $13,740 for the three months ended June 30, 2021.

The net loss for the three months ended June 31, 2022, and 2021 was $43,977 and $8,134, respectively.

Results of Operations - The six months ended June 30, 2022, compared to the six months ended June 30, 2021:

Revenues

During the six months ended June 30, 2022, we generated $373,985 in revenue, and during the six months ended June 30, 2021, we generated $43,957 in revenue.

Cost of Revenues

During the six months ended June 30, 2022, we incurred $287,521 in cost of revenues, and during the six months ended June 30, 2021, we generated $1,500 in cost of revenues.

Gross Profit

During the six months ended June 30, 2022, we generated $86,464 in gross profits, and during the six months ended June 30, 2021, we generated $42,457 in gross profit. The periods are not representative since on March 7, 2022, the Company acquired a much larger business than what is represented in the comparable period.

Operating expenses

During the six months ended June 30, 2022, total operating expenses increased to $169,752 from $37,009 for the six months ended June 30, 2021.

The net income (loss) for the three months ended June 30, 2022, and 2021 was ($1,474,658) and $3,826, respectively.

Liquidity and Capital Resources

As of June 30, 2022, and December 31, 2021, we had working capital deficits of $143,163 and $176.258, respectively.

For the six months ended June 30, 2022, we had a $22,177 increase in cash compared to the year-ended December 31, 2021, this is primarily due to the CM Tech acquisition.

The total net cash provided by financing activities of $104,679 was due to an increase in proceeds from the Company’s CEO.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the insufficient controls over timely financial statement preparation and review as well as over the preparation and review around accounting for certain complex transactions.

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

No other changes in our internal control over financial reporting occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

POWERDYNE INTERNATIONAL, INC.

Dated: August 22, 2022	By:	/s/ James F. O’Rourke
Chief Executive Officer (Principal Executive Officer)

