Form 10-Q
period 2022-09-30
POWERDYNE INTERNATIONAL, INC.
filed 2022-10-21
CIK 1435617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

There were 1,862,430,584 shares of issuer’s Common Stock outstanding as of October 07, 2022.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
		(audited)
ASSETS

Current Assets:
Cash	$61,372	$9,057
Accounts receivable	110,900	-
Inventory	65,850	-
Total current assets	238,123	9,057

Property and equipment
Cryptocurrency miners	15,000	15,000
Less: accumulated depreciation	(11,250)	(9,000)
Total property and equipment	3,750	6,000

Intangible asset - cryptocurrency	7,069	13,389

Total Assets	$248,942	$28,446

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$58,511	$28,864
Advance deposits	3,185	-
Due to related party-CEO	268,079	153,900
Sales tax payable	1,017	-
Income tax payable	2,550	2,550
Total Current Liabilities	$333,341	$185,314

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 2,000,000 shares issued and outstanding as of September 30, 2022, and -0- as of December 31, 2021	200	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized, 1,862,430,584 shares issued and outstanding as of September 30, 2022, and 1,862,430,584 shares issued and outstanding as of December 31, 2021	186,243	186,243
Additional paid-in capital	4,807,901	3,308,101
Accumulated deficit	(5,078,742)	(3,651,212)
Total Stockholders’ Deficit	$(84,398)	$(156,868)

Total Liabilities and Stockholders’ Deficit	$248,942	$28,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three	For the nine	For the nine
`	months ended	months ended	months ended	months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenues	$370,718	$1,959	$744,703	$45,916
Cost of revenues	221,518	750	509,492	2,250
Gross profit	149,200	1,209	235,211	43,666
Operating expenses	101,433	9,340	271,371	46,350
Loss on related parties acquisition	-		1,391,370
Income / (loss) from operations	$47,767	$(8,131)	$(1,427,530)	$(2,684)

Other Expense

Other expense-interest	-	-	-	1,222
Total Other Expense	$-	$-	$-	$1,222

Income / (loss) before income tax expense	47,767	(8,131)	(1,427,530)	(3,906)

Income tax expense	-	-	-	400

Net income / (loss)	$47,767	$(8,131)	$(1,427,530)	$(4,306)

Basic and diluted loss per common share	$0.00	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	1,862,430,584	1,914,930,584	1,862,430,584	1,914,930,584

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	-	$-	1,862,430,584	$186,243	$3,308,101	$(3,651,212)	$(156,868)

Issuance of preferred stock for related party merger transactions	2,000,000	200	-	-	1,499,800	-	1,499,800
Net loss for the period	-	-	-	-	-	(1,427,530)	(1,427,530)
Balance, September 30, 2022	2,000,000	$200	1,862,430,584	$186,243	$4,807,901	$(5,078,742)	$(84,398)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	September 30, 2022	September 30, 2021
Operating Activities:
Net loss	$(1,427,530)	$(4,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,250	2,250
Reversal of non-cash related party loss on acquisition	1,391,370	-
Reversal of non-cash decrease in intangible assets - crypto	6,320	-
Changes in operating assets and liabilities:
Accounts receivable	(110,900)	-
Inventory	(65,850)	-
Accounts payable	29,646	-
Advance deposits	3,185	-
Sales taxes payable	1,017	-
Income tax payable	-	-
Net cash used in operating activities	$(170,493)	$(2,056)

Investing Activities:
Increase in intangible asset - cryptocurrency	-	(5,916)
Net cash and assets acquired from CEO business	108,630	-
Net cash provided by (used in) investing activities	$108,630	$(5,916)

Financing Activities:
Due to related party - CEO	114,179	47,750
Proceeds paid to notes payable-stockholder	-	(13,080)
Net cash provided by financing activities	$114,179	$34,670

Net increase in cash	52,316	26,698
Cash, beginning of period	9,057	768
Cash, end of period	$61,372	$27,466

Non-cash investing and financing activities:
Preferred stock issued upon acquisition	$1,500,000	$-
Common stock issued for debt reduction of notes payable.	$-	$-
Supplemental disclosure if cash flow information
Cash paid for interest	$-	$3,362
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

POWERDYNE INTERNATIONAL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022, and 2021

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

As of the nine months ending September 30, 2022, Powerdyne has stopped the mining of Sia coin and any crypto currency due the lack of productivity of its crypto miners.

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

POWERDYNE INTERNATIONAL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022, and 2021

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

3. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all the notes required by generally accepted accounting principles for complete financial statements. Accordingly, certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. The statements presented as of September 30, 2022, and 2021, are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial statements have been included certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Company’s Annual Report for the year ended December 31, 2021.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022, and 2021

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

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has not generated significant revenues from its principal operations, and there is no assurance of future revenues. As of September 30, 2022, the Company had an accumulated deficit of $5,078,742. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The Company’s activities will necessitate significant uses of working capital beyond September 30, 2022. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s sales and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities, revenue from operations and or affiliate funding.

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

September 30, 2022, and 2021

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

Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022, and December 31, 2021, respectively.

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

Property and Equipment

Property and equipment are stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The computer equipment is depreciated over 5 years on a straight-line basis. Depreciation expense for the nine months ended September 30, 2022, and 2021 was $2,250, respectively. Depreciation expense for the three months ended September 30, 2022, and 2021 was $750 and $750, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022, and 2021

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Asset

The Company considers intangible asset - cryptocurrency to be revenue that has been earned, but for which no cash has been received. Intangible asset consists of crypto mined coins that are held in a digital wallet and have not been cashed out. The basis of the valuation is the market price of the Sia coins on September 30, 2022. The Company considers this to be an intangible asset under GAAP guidelines. The Company had $7,069 of intangible asset as of September 30, 2022, and $13,389 as of December 31, 2021. Revenue is recognized on the last date of the quarter based on the transaction price of the Sia coin at that date times the number of coins in the wallet. Unrealized gains and losses are recognized quarterly based on the fluctuation in the market value of the coin versus the value booked when obtained. As of September30 2022, there was no evidence that the Company’s intangible assets were impaired. The Company holds other cryptocurrencies under intangible assets, such as Bitcoin, etc. and these currencies are marked to market at the end of each quarter ended. The crypto-currency account also holds cash that is re-classed to cash at the end of each quarter ended. The Company recorded a decrease of $6,320 in the crypto-currency in the nine months ended due to the decline in the crypto-currency market.

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

September 30, 2022, and 2021

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

The Company’s tax provision is determined using an estimate of its annual effective tax rate using enacted tax rates expected to apply to taxable income in the years in which they are earned, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment. Income taxes payable as of September 30, 2022, and December 31, 2021, were $2,550 and $2,550, respectively.

Income (Loss) per Common Share

Basic income (loss) per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of September 30, 2022, and December 31, 2021, there were no outstanding dilutive securities, except as of September 30, 2022, there was 2,000,000 Series A Preferred Stock outstanding, however, they were not included in the calculations as they are considered anti-dilutive.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022, and 2021

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table represents the computation of basic and diluted income (losses) per share:

Net income (loss) per share is based upon the weighted average shares of common stock outstanding.

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Net income / (loss) available for common shareholders	$47,767	$(8,131)	$(1,427,530)	$(4,306)

Basic and diluted income / (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	1,862,430,584	1,914,930,584	1,862,430,584	1,914,930,584

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

September 30, 2022, and 2021

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022, and 2021

5. PROPERTY AND EQUIPMENT – NET

Equipment consists of the following as of September 30, 2022, and December 31, 2021:

	September 30,	December 31,
	2022	2021
	(unaudited)	(audited)
Cryptocurrency miners	$15,000	$15,000
Less accumulated depreciation	(11,250)	(9,000)

Total Property and Equipment	$3,750	$6,000

Equipment is stated at cost and depreciated on a straight-line basis over the assets’ estimated useful lives: computer equipment 5 years. Total depreciation expense for the three months ended September 30, 2022, and 2021 was $750 and $750, respectively. Total depreciation for the nine months ended September 30, 2022, and 2021 was $2,250 and $2,250, respectively.

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

As of the nine months ending September 30, 2022, Powerdyne has stopped the mining of Sia coin and any crypto currency due the lack of productivity of its crypto miners.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022, and 2021

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

The following table summarizes the consideration transferred to acquire CM Tech and the amounts of identified assets acquired recorded at historical cost at the acquisition date and the consideration provided:

Cash	$26,042
Inventory	82,588
Total Assets Acquired	108,630
Loss on acquisition of entity owned by CEO.	1,391,370

The purchase price consists of the following:
Preferred Shares	1,500,000
Total Purchase Price	$1,500,000

The historical cost of the assets acquired includes cash and inventory at approximately $108,630. There is no impairment to the cash and inventory received.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022, and 2021

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

8. RELATED PARTY

During the nine months ended September 30, 2022, a related party advanced the Company $114,179 Amounts accrued, but not yet paid as due to related party on September 30, 2022, and December 31, 2021, was $268,079 and $153,900, respectively.

9. COMMITMENTS AND CONTINGENCIES

Litigation

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION AND RESULTS OF OPERATIONS

We are an operating company which has experienced losses since our inception. Our sources of cash to date have been capital invested by shareholders and venture capital investors/lenders. On March 6, 2021, the Company acquired CM Tech and received $744,703 in revenue from the new operation.

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

As of the nine months ending September 30, 2022, Powerdyne has stopped the mining of Sia coin and any crypto currency due the lack of productivity of its crypto miners.

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

Results of Operations - The three months ended September 30, 2022, compared to the three months ended September 30, 2021:

Revenues

During the three months ended September 30, 2022, we generated $370,718 in revenue, and during the three months ended September 30, 2021, we generated $1,959 in revenue.

Cost of Revenues

During the three months ended September 30, 2022, we incurred $221,518 in cost of revenues, and during the three months ended September 30, 2021, we generated $750 in cost of revenues.

Gross Profit

During the three months ended September 30, 2022, we generated $149,200 in gross profits, and during the three months ended September 30, 2021, we generated $1,209 in gross profit. The periods are not representative to be analyzed against each other since on March 7, 2022, the Company acquired a much larger business than what is represented in the comparable period.

Operating expenses

During the three months ended September 30, 2022, total operating expenses increased to $101,433 from $9,340 for the three months ended September 30, 2021.

For the three months ended September 30, 2022, the Company had net income of $47,767 and for September 30, 2021, there was a loss of $8,131, respectively.

Results of Operations - The nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:

Revenues

During the nine months ended September 30, 2022, we generated $744,703 in revenue, and during the nine months ended September 30, 2021, we generated $45,916 in revenue.

Cost of Revenues

During the nine months ended September 30, 2022, we incurred $509,492 in cost of revenues, and during the nine months ended September 30, 2021, we generated $2,250 in cost of revenues.

Gross Profit

During the nine months ended September 30, 2022, we generated $235,211 in gross profits, and during the nine months ended September 30, 2021, we generated $43,666 in gross profit. The periods are not representative since on March 7, 2022, the Company acquired a much larger business than what is represented in the comparable period.

Operating expenses

During the nine months ended September 30, 2022, total operating expenses increased to $271,371 from $46,350 for the nine months ended September 30, 2021.

The Company generated net loss of $1,427,530 for the nine months ended September 30, 2022, and for the nine months ended September 30, 2021, $4,306.

Liquidity and Capital Resources

As of September 30, 2022, and December 31, 2021, we had working capital deficits of $95,218 and $176,257, respectively.

For the nine months ended September 30, 2022, we had a $52,316 increase in cash compared to the year-ended December 31, 2021, this is primarily due to the CM Tech acquisition.

The total net cash provided by financing activities of $114,950 was due to an increase in proceeds from the Company’s CEO.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Officer, evaluated the effectiveness of our disclosure controls and procedures as of September30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the insufficient controls over timely financial statement preparation and review as well as over the preparation and review around accounting for certain complex transactions.

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

No other changes in our internal control over financial reporting occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

POWERDYNE INTERNATIONAL, INC.

Dated: October 21, 2022	By:	/s/ James F. O’Rourke
Chief Executive Officer (Principal Executive Officer)

