Form 10-K
period 2022-12-31
POWERDYNE INTERNATIONAL, INC.
filed 2023-03-31
CIK 1435617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-53259

POWERDYNE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5572576
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification No.

45 Main Street North Reading, Massachusetts	01864
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code: (401) 739-3300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of Exchange Act.

Large, accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
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

As of December 31, 2022, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $112,115. The registrant’s stock does not trade. Therefore, the market value for the stock was valued at $0.0001, its par value. The registrant has no non-voting stock.

As of February 03, 2023, the registrant had 1,862,430,584 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A in connection with the 2023 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K. The proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2022.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including the following: any statements regarding future sales, costs and expenses and gross profit percentages; any statements regarding the continuation of historical trends; any statements regarding expected capital expenditures; and any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs, and are usually denoted by words or phrases such as “believes,” “plans,” “should,” “expects,” “thinks,” “projects,” “estimates,” “anticipates,” “will likely result,” or similar expressions. We wish to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on forward-looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties, some of which are discussed in this report in the Part I, Item 1A. Risk Factors and elsewhere in this report. Except as required by law, we undertake no obligation to update forward-looking statements.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important cautionary statements in this Annual Report on Form 10-K, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

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

During the quarter ended March 31, 2019, Powerdyne International, Inc. purchased several crypto currency miners and began mining certain crypto coins. This was completed to enter the crypto markets and explore other potential revenue opportunities for Powerdyne International, Inc.

On March 6, 2022, pursuant to a Securities Purchase Agreement (the “SPA”), Powerdyne International, Inc. (the “Company”), acquired 100% of the issued and outstanding membership interests of Creative Motion Technology, LLC, a Massachusetts limited liability company, (the “Membership Interests”). The Membership Interests was owned by Mr. James F. O’Rourke, the principal owner and sole director and officer of the Company. The purchase price paid by the Company was 2,000,000 shares of its Series A Preferred Stock valued at $1,500,000, which each Series A Preferred Stock is convertible into 1,000 common shares of the Company at a fixed price of $0.0001 at the option of the holder.

Overview

Creative Motion Technology, LLC (“CM Tech”) is a small New England based motor manufacturer founded in 2004 and has been in business for over 19 years. CM Tech’s management has over 60 years of design and manufacturing expertise, specializing in the design and custom building of industrial servomotors both brush and brushless motor designs. CM Tech’s current market focus is on the niche motor demands for low volume, high-quality cost-effective motors which are primarily used in industrial robotics for the semiconductor manufacturing industry. The motors that CM Tech currently has in production primarily provide the X, Y, and Z axis articulation in factory automation robots.

Included with CM Tech acquisition is Frame One, which is a custom picture framing shop located in North Reading, MA. Frame One has been in business since 2006 and brings with it a strong client base consisting of local schools, colleges, artist guilds, artists, interior decorators/designers, museums, photographers, art galleries and theaters.

Business Segments

We primarily service the Original Equipment Manufacturers (OEM’s) in the semiconductor market by supplying custom designed motors for the robotics used in semiconductor manufacturing equipment. We provide cost-effective value-added turn-key solutions to our clients’ drives and articulation needs.

The Market

We service the Global Semiconductor Equipment Manufacture’s our Sales to International customers were 36% and 54 % of our total sales in 2022 and 2021, respectively.

Suppliers

We have developed a strong collaborative relationship with a select few ISO Certified component manufacturers both domestically and in Asia. These strategic relationships have been developed over the past 20 years, which ensure that we are able to maintain a steady flow of components while maintaining a high level of quality. With these relationships we are able to run a production base on a just-in-time inventory (JIT) allowing us to keep a minimum amount of inventory.

Foreign Trade Regulations

A large portion of the products we distribute are manufactured in Asia, including China. The purchase of goods manufactured in foreign countries is subject to several risks, including economic disruptions, including recent disruptions caused by the COVID-19 pandemic, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls, and changes in governmental policies, any of which could have a material adverse effect on our business and results of operations.

From time to time, protectionist pressures have influenced U.S. trade policy concerning the imposition of significant duties or other trade restrictions upon foreign products. We cannot predict whether additional U.S. customs quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of foreign components in the future or what effect any of these actions would have on our business, financial condition, or results of operations. During 2022, we remained impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. However, we also have been able to share the increases with our customers to help mitigate these costs.

Our ability to remain competitive with respect to the pricing of imported components could be adversely affected by increases in tariffs or duties, changes in trade treaties, strikes in air or sea transportation, and possible future U.S. legislation with respect to pricing and import quotas on products from foreign countries. For example, it is possible that political or economic developments in China, or with respect to the United States’ relationship with China, could have an adverse effect on our business. Our ability to remain competitive also could be affected by other governmental actions related to, among other things, anti-dumping legislation and international currency fluctuations. While we do not believe that any of these factors adversely impact our business at present, we cannot be assured that these factors will not materially adversely affect us in the future. Any significant disruption in the delivery of merchandise from our suppliers, substantially all of whom are foreign, could have a material adverse impact on our business and the results of operations.

Employees

We have one executive officer. We have 7 full-time employees, and 5 consultants including legal, accounting, and information technology.

Website Availability of Our Reports Filed with the Securities and Exchange Commission

We maintain a website (http://www.powerdyneinternational.com.), but we are not including the information contained on this website as a part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through this website our annual reports, quarterly reports and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file that material with, or furnish the material to, the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

The Company qualifies as a smaller reporting company, as defined by § 229.10(f)(1) and is not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2: PROPERTIES

Our corporate headquarters are in a full-service office suite located in a building in North Reading, Massachusetts, consisting of approximately 5,000 square feet of retail, manufacturing, and office space. We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our anticipated needs.

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

On September 30, 2019, the SEC, pursuant to Section 12(j), revoked the Company registration under Section 12 of the Securities Act of 1933, as amended. Accordingly, the Company’s common stock has not traded since that date. The company is currently working with a broker/dealer and FINRA to have its common stock commence trading. The last price of our common stock as quoted on the OTC Bulletin Board on September 30, 2019, was $0.0004. On February 6.2023 FINRA approved Powerdyne International Inc. to begin trading again under the ticker symbol PWDY. From February 6, 2023, to March 28, 2023 Powerdyne has traded in a range from $0.02 to $0.0007.

Dividends and Dividend Policy

We have never paid nor declared any cash dividends on our common stock to date, and do not anticipate paying such cash dividends in the foreseeable future. Whether we declare and pay dividends is determined by our Board of Directors at their discretion, subject to certain limitations imposed under Delaware corporate law. The timing, amount, and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors. We are not aware of any contractual or similar restrictions that limit our ability to pay dividends, currently or in the future. See “Management’s Discussion and Analysis - Results of Operations; Liquidity and Capital Resources.”

Equity Compensation Plan Information

Our board of directors adopted the 2014 Stock Option Plan (the “Plan”) in 2014 to promote our long-term growth and profitability by (i) providing our key directors, officers, and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 100,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers, and directors and those of our subsidiaries, provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have not granted shares of stock as of December 31, 2022, under the Plan.

Holders

There are approximately 39 active holders of the Company’s Common Stock. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations, or other entities identified in security position listings maintained by depositories.

Recent Sales of Unregistered Sales of Equity Securities.

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

ITEM 6. (Reserved)

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

Critical Accounting Policies and Estimates

Use of Estimates – We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K in accordance with generally accepted accounting principles in the United States. These estimates have a significant impact on our valuation and reserve accounts relating to the allowance for sales returns and allowances, doubtful accounts, inventory reserves and deferred income taxes. Actual results could differ from these estimates.

Overview

We are an operating company which has experienced losses since our inception. Our sources of cash to date have been capital invested by shareholders, officers, and venture capital investors/lenders.

During the 1st quarter of 2019, Powerdyne International, Inc. purchased several crypto currency miners and began mining certain crypto coins. This was to conservatively enter the crypto markets and explore other potential revenue producing opportunities for Powerdyne International, Inc.

The coins are stored in our Sia coin digital wallet which is housed in Sia coins cloud storage.

Powerdyne has a bill of sale that shows ownership via serial #s and, has possession of the miners and the Sia coin digital wallet codes. The biggest cyber security threat is an exchange being hacked in which the exchanges have insurance for the client’s funds and coins. For security, Powerdyne stores all its Sia coins in our digital wallet and are only transferred to the exchange when they are to be converted to USD. Powerdyne has its digital wallet address and pass codes stored offline, and backups are also stored offline in separate locations. Powerdyne believes the cyber threat is very low do to the very small size and value of our mining operation and the complexity required to break into a crypto wallet.

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

Investment Company Act 1940

Although we will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, we believe we will not be subject to regulation under the Investment Company Act of 1940 (the “1940 Act”) insofar as we will not be engaged in the business of investing or trading in securities. We have no intent to continue to engage in the business of buying and selling digital assets. In the event we engage in such business that results in us holding passive investment interests in digital assets, we could be subject to regulation under the 1940 Act. In such an event, we would be required to register as an investment company and incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the 1940 Act and, consequently, any violation of the 1940 Act would subject us to material adverse consequences. We believe that, currently, we are exempt under Regulation 3a-2 of the 1940 Act.

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

As of the year ended December 31, 2022, Powerdyne has stopped the mining of Sia coin and any crypto currency due to the lack of productivity of its crypto miners.

New Operating Business:

On March 6, 2022, pursuant to a Securities Purchase Agreement (the “SPA”), Powerdyne International, Inc. (the “Company”), acquired 100% of the issued and outstanding membership interests of Creative Motion Technology, LLC, a Massachusetts limited liability company, (the “Membership Interest”). The Membership Interest was owned by Mr. James F. O’Rourke, the principal owner and sole director and officer of the Company. The purchase price paid by the Company was 2,000,000 shares of its Series A Preferred Stock valued at $1,500,000, which each Series A Preferred Stock is convertible into 1,000 common shares of the Company at a fixed price of $0.0001 at the option of the holder.

Results of Operations

The Year Ended December 31, 2022, compared to the Year Ended December 31, 2021.

We generated product revenue of $1,207,168 during the year ended December 31, 2022, and digital revenues of $48,602 during the year ended December 31, 2021. The increase in product revenue is due to the merger of CM Tech and Frame One (“CM Tech”). CM Tech is a motor manufacturer which are primarily used in the industrial robotics for the semiconductor manufacturing industry. All of CM Tech’s product revenue is generated from the sale of their motors. Frame One provides custom framing to local schools, colleges, artist guilds, artists, interior decorators, interior decorators / designers, museums, photographers, art galleries and theaters.

The increase in cost of products sold increased due to the acquisition of CM Tech from $3,000 in December 31, 2021 to $801,040. Cost of products sold consists of materials of approximately $550,000; payroll and payroll taxes of approximately $210,000 and the balance to shipping and freight of approximately $13,000 and other miscellaneous cost allocations. We expect that as revenues for CM Tech increase, the cost of products sold will increase on a linear basis. Gross profit for the year ended December 31, 2022, is $406,128 with a gross profit percentage of 33.64% and is expected be maintained in a range of 33% to 35% for product revenue sold.

During the year ended December 31, 2022, total operating expenses increased 409% to $356,374 from $87,136 for the year ended December 31, 2021. The increase in operating expenses is due to the acquisition of CMT Tech. In 2022, operating expenses consisted of employee salaries of approximately $50,000, salary for CEO of $60,000, employee bonus of $12,500; contract labor of $24,000, health insurance of $23,000, rent expense of $44,000, legal and accounting for $64,000 and consultants for $30,000. The balance of $49,000 remaining operating expenses are made up of various miscellaneous charges such as workers compensation, office supplies, computer expenses, etc.

Income tax provision was $0 in 2022 and 2021, respectively.

As a result of the foregoing, we recognized a net loss of $1,342,016 and $43,156 in 2022 and 2021, respectively. The loss on a related party transaction is considered a non – routine, non-cash, one time transaction, when we reverse this transaction from our net loss. The Company would have a profit of $49,754, which represents 4.12% of net product revenue.

Liquidity and Capital Resources

As of December 31, 2022, and 2021, we had working capital deficits of $4,987 and $176,257, respectively. We historically have satisfied our liquidity requirements through cash generated from operations, subordinated related party promissory notes and issuance of equity securities. However, with the acquisition of CMT our working capital position has materially improved but our cash flow from operations is still negative, which requires that we need additional financing to fund operations. The majority of our financing of operations comes from our CEO and majority owner. We expect that as our revenues increase that our cash flow from operations and working capital positions will continue to improve. A summary of our cash flows resulting from our operating, investing, and financing activities for the years ended December 31, 2022, and 2021 were as follows:

	Year Ended December 31,
	2022	2021

Operating activities	$(44,273)	$(38,631)
Investing activities	$-	$-
Financing activities	$69,179	$(46,920)

Cash used by operating activities increased to $44,273 during 2022, as compared to $38,631 in the prior year. The $5,642 increase was primarily due to funding working capital due to the increase in revenues from the CMT acquisition.

Cash provided by financing activities was $69,179 during 2022, as compared to $46.920 in the prior year. In 2022, our CEO funded the required working capital deficit for our operations.

We believe that funds generated from operations, existing cash balances and, if necessary, related party short-term loans, are likely to be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future. We have and continue to receive financing in the form of loans from our CEO to provide our required working capital. Our ability to meet our obligations and continue to operate as a going concern is highly dependent on our ability to obtain additional financing. We cannot predict whether this additional financing will be in the form of equity or debt. The financing for these goals could come from further equity financing or could come from sales of securities and /or loans. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Subsequent Events

On February 27, 2023, the Company issued 7,500,000 shares to a consultant as compensation for accounting services rendered.

On February 27, 2023, the Company issued 15,000,000 shares to a consultant as compensation for legal services rendered.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. However, any substantial supply side price increases will be shared with our customers.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POWERDYNE INTERNATIONAL, INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022, AND 2021

F- 1

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of director of Powerdyne International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Powerdyne International, Inc. as of December 31, 2022, and 2021, the related consolidated statements of operations, stockholders’ equity / (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below is a matter from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Audit Committee of the Board of Directors that: (1) relate to accounts or disclosure that are material to the consolidated financial statements and (2) involved challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2020.

Lakewood, CO

March 31, 2023

F- 2

POWERDYNE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS

Current Assets:
Cash	$33,962	$9,057
Accounts receivable	222,489	-
Inventory	54,982	-
Total current assets	311,433	9,057

Equipment
Cryptocurrency miners	15,000	15,000
Less: accumulated depreciation	(15,000)	(9,000)
Total equipment	-	6,000

Intangible asset - Cryptocurrency	6,103	13,389

Total Assets	$317,536	$28,446

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	78,920	28,864
Advance deposits	10,231	-
Due to related party - CEO	223,079	153,900
Sales tax payable	1,241	-
Income tax payable	2,950	2,550
Total Current Liabilities	316,420	185,314

Commitments and contingencies

Stockholders’ Equity / (Deficit):
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 2,000,000 shares issued and outstanding as of December 31, 2022, and-0- as of December 31, 2021	200	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized, 1,862,430,584 shares issued and outstanding as of December 31, 2022, and 2021	186,243	186,243
Additional paid-in-capital	4,807,901	3,308,101
Accumulated deficit	(4,993,228)	(3,651,212)
Total Stockholders’ Equity / (Deficit)	1,116	(156,868)

Total Liabilities and Stockholders’ Equity / (Deficit)	$317,536	$28,446

The accompanying notes are an integral part of these consolidated financial statements.

F- 3

POWERDYNE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year	For the year
	ended	ended
	December 31, 2022	December 31, 2021

Product revenue	$1,207,168	$48,602
Cost of products sold	801,040	3,000
Gross profit	406,128	45,602
Operating expenses	356,374	87,136
Loss on related party acquisition	1,391,370	-
Loss from operations	(1,341,616)	(41,534)
Other Expense
Other expense-interest	-	1,222
Total Other Expense	-	1,222

Loss before income tax expense	(1,341,616)	(42,756)

Income tax expense	400	400

Net loss	$(1,342,016)	$(43,156)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	1,862,430,584	1,903,348,392

The accompanying notes are an integral part of these consolidated financial statements.

F- 4

POWERDYNE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY / (DEFICIT)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/ (Deficit)

Balance, December 31, 2021	-	$-	1,862,430,584	$186,243	$3,308,101	$(3,651,212)	$(156,868)

Issuance of preferred stock for related party merger transaction	2,000,000	200	-	-	1,499,800	-	1,500,000
Net loss						(1,342,016)	(1,342,016)
Balance, December 31, 2022	2,000,000	$200	1,862,430,584	$186,243	$4,807,901	$(4,993,228)	$1,116

The accompanying notes are an integral part of these consolidated financial statements.

F- 5

POWERDYNE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year	For the year
	ended	ended
	December 31, 2022	December 31, 2021
Operating Activities:
Net loss	$(1,342,016)	$(43,156)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	6,000	3,000
Reversal of non-cash related party loss on acquisition	1,500,000	-
Reversal of non-cash change in intangible assets - crypto	7,286	(8,602)
Changes in operating assets and liabilities:
Accounts receivable	(222,489)	-
Inventory	(54,982)	-
Accounts payable and accrued expenses	50,057	10,127
Advance deposits	10,231	-
Income tax payable	400	-
Sales taxes payable	1,241	-
Net cash used in operating activities	$(44,273)	$(38,631)

Investing Activities:
Net cash provided by / (used in) investing activities	$-	$-

Financing Activities:
Due to related party - CEO	69,179	60,000
Principal paid on note payable stockholder	-	(13,080)
Net cash provided by financing activities	$69,179	$46,920

Net increase in cash	24,906	8,289
Cash, beginning of period	9,057	768

Cash, end of period	$33,962	$9,057

Non-cash investing and financing activities:
Preferred stock issued upon acquisition	$1,500,000	$-
Common stock cancellations	$-	$(5,250)
Supplemental disclosure if cash flow information
Cash paid for interest	$-	$1,222
Cash paid for taxes	$-	$400

The accompanying notes are an integral part of these consolidated financial statements.

F- 6

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, and 2021

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

During the year ended December 31, 2022, the Company ended the mining of Sia coin and any crypto currency due to the lack of productivity of its crypto miners.

On March 6, 2022, pursuant to a Securities Purchase Agreement (the “SPA”), Powerdyne International, Inc. (the “Company”), acquired all of the issued and outstanding membership interests of Creative Motion Technology, LLC, a Massachusetts limited liability company, (the “Membership Interest”). The Membership Interest was owned by Mr. James F. O’Rourke, the principal owner and sole director and officer of the Company. The purchase price paid by the Company was 2,000,000 shares of its Series A Preferred Stock valued at $1,500,000, which each Series A Preferred Stock is convertible into 1,000 common shares of the Company at a fixed price of $0.0001 at the option of the holder.

Creative Motion Technology, LLC (“CM Tech”) is a small New England based motor manufacturer founded in 2004 and has been in business for over 17 years. CM Tech’s management has over 60 years of design and manufacturing expertise, specializing in the design and custom building of industrial servomotors both brush and brushless motor designs. CM Tech’s current market focus is on the niche motor demands for low volume, high-quality cost-effective motors which are primarily used in industrial robotics for the semiconductor manufacturing industry. The motors that CM Tech currently has in production primarily provide the X, Y, and Z axis articulation in factory automation robots.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, and 2021

1. ORGANIZATION (continued)

Included with CM Tech acquisition is Frame One, which is a custom picture framing shop located in North Reading, MA. Frame One has been in business since 2006 and brings with it a strong client base consisting of local schools, colleges, artist guilds, artists, interior decorators/designers, museums, photographers, art galleries and theaters.

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

On March 6, 2022, the Company acquired CM Tech from its 100% owner, the CEO of Powerdyne International, Inc. The merger was accounted for as a recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”). The transaction was recorded as a recapitalization transaction with the difference between the historical cost of the assets and liabilities assumed with the purchase price recorded as a loss on related party acquisition for $1,391,370 in our consolidated statement of operations. The transaction was not a business combination or a reverse merger transaction.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, and 2021

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

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has not generated significant revenues from its principal operations until March 6, 2022, with the acquisition of CM Tech that will generate between $1.5 to $2.0M in revenues annually. As of December 31, 2022, the Company had an accumulated deficit of $4,993,228. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required. For the year ended December 31, 2022, CM Tech has negative cash flow from operations, however, the Company’s management expects that this will change in the near future.

The Company’s activities will necessitate significant uses of working capital beyond December 31, 2022. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s sales, cash flow from operations and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities, revenue from operations and or affiliate funding.

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

Principles of Consolidation

Our consolidated financial statements include the accounts of Powerdyne International Inc and its one division and related subsidiaries. All intercompany transactions and balances have been eliminated.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company may maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit. The Company has not incurred any loss from this risk, nor does it expect to. The Company’s revenues from product sales and accounts receivable have no material or significant concentration in any one or a multitude of customers and all receivables are expected to be collected.

POWERDYNE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, and 2021

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022, and 2021, respectively.

Allowances for Sales Returns and Doubtful Accounts

Sales Returns - We may, on a case-by-case basis, accept returns of products from our customers, without restocking charges, when they can demonstrate an acceptable cause for the return.

Doubtful Accounts - Accounts receivable are recorded at net realizable value or the amount we expect to collect on gross customer trade receivables. We evaluate the collectability of our accounts receivable based on a combination of factors. If we become aware of a customer’s inability to meet its financial obligations after a sale has occurred, we record an allowance to reduce the net receivable to the amount we reasonably believe we will be able to collect from the customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. If the financial condition of our customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future. All of our accounts receivable are trade-related receivables.

The allowance for sales returns and doubtful accounts as of December 31, 2022, amounted to $0.

The Company sometimes receives cash deposits in advance of manufacturing and shipping its products. As of December 31, 2022, there is $10,231 in advance deposits recorded on the balance sheet. When the products are shipped to the customer the advance deposits are recognized as product revenue.

Inventory

Inventory, consisting principally of products held for sale, is stated at the lower of cost, using the first-in, first-out method, and net realizable value. The amount presented in the accompanying consolidated balance sheet has no valuation allowance.

We regularly evaluate our inventory to identify costs in excess of the lower of cost and net realizable value, slow-moving inventory and potential obsolescence.

Equipment

Equipment is stated at cost. Capital expenditures for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The computer equipment is depreciated over 5 years on a straight-line basis. Depreciation expense for the years ended December 31, 2022, was $6,000 and 2021 was $3,000, respectively.

Intangible asset - Cryptocurrency

The Company considers intangible assets - cryptocurrency to be revenue that has been earned, but for which no cash has been received. Intangible assets consist of crypto mined coins that are held in a digital wallet and have not been cashed out. The basis of the valuation is the market price of the Sia coins on December 31, 2022. The Company considers this to be an intangible asset under GAAP guidelines. The Company had $6,103 of intangible assets as of December 31, 2022, and $13,389 as of December 31, 2021. Revenue is recognized on the last date of the quarter based on the transaction price of the Sia coin at that date times the number of coins in the wallet. Unrealized gains and losses are recognized quarterly based on the fluctuation in the market value of the coin versus the value booked when obtained. As of December 31, 2022, there was no evidence that the Company’s intangible assets were impaired. The Company holds other cryptocurrencies under intangible assets, such as Bitcoin, etc. and these currencies are marked to market at the end of each quarter ended. The crypto-currency account also holds cash that is re-classed to cash at the end of each quarter ended. The Company recorded a decrease of $7,286 in the crypto-currency for the year ended due to the decline in the crypto-currency market.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

In accordance with ASC 360, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, and 2021

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets (Continued)

When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

Shipping Activities

Outbound shipping charges to customers are included in “Product revenue”. Outbound shipping-related costs are included in “Cost of products sold”.

Stock-Based Compensation

We account for all share-based compensation in accordance ASC 718-20. Stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite vesting period.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and California as our “major” tax jurisdictions. With limited exceptions, we remain subject to Internal Revenue Service (“IRS”) examination of our income tax returns filed within the last three (3) years, and to Massachusetts Department of Revenue examination of our income tax returns filed within the last four (4) years. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

We believe that our income tax filing positions and deductions will be sustained in the audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

Income taxes payable as of December 31, 2022, and December 31, 2021, were $2,950 and $2,550, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, and 2021

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company’s financial instruments consisted of cash, accounts receivable, intangible assets – cryptocurrency, accounts payable and accrued expenses, advance deposit, due to related party - CEO, sales tax payable, and income tax payable. The estimated fair value of these financial instruments approximates its carrying amount due to the short maturity of these instruments.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, and 2021

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Los) per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of December 31, 2022, and December 31, 2021, there were no outstanding dilutive securities, except as of December 31, 2022, there was 2,000,000 Series A Preferred Stock outstanding, however, they were not included in the calculations as they are considered anti-dilutive.

The following table represents the computation of basic and diluted losses per share:

Net loss per share is based upon the weighted average shares of common stock outstanding.

	Year ended December 31, 2022	Year ended December 31, 2021

Loss available for common shareholder	$(1,342,016)	$(43,156)
Basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	1,862,430,584	1,903,348,392

Use of Estimates and Assumptions

Our management has made several estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, and 2021

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Guidance Not Yet Adopted

Accounting for Income Taxes

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for us beginning in the third quarter of fiscal 2022, with early adoption permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-10 Codification Improvements, to make incremental improvements to U.S. GAAP and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. The amendments in this update will be effective for us beginning with fiscal year 2021, with early adoption permitted. The amendments in this update should be applied retrospectively and at the beginning of the period that includes the adoption date. The adoption of the amendments in this update did not have a material impact on our consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

As of March 6, 2022, with the acquisition of CM Tech, we recognize revenue from contracts with customers in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). Revenue is recognized at the point at which control of the underlying products are transferred to the customer. Satisfaction of our performance obligations occurs upon the transfer of control of products from our facilities. We consider customer purchase orders to be the contracts with a customer. All revenue is generated from contracts with customers.

Business Segments

We primarily service the Original Equipment Manufacturers (OEM’s) in the semiconductor market by supplying custom designed motors for the robotics used in semiconductor manufacturing equipment. We provide cost-effective value-added turn-key solutions to our clients’ drives and articulation needs.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, and 2021

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Market

We service the Global Semiconductor Equipment Manufacture’s our Sales to International customers were 36% and 54 % of our total sales in 2022 and 2021, respectively.

4. EQUIPMENT - NET

Equipment consists of the following as of December 31, 2022, and 2021:

	December 31, 2022	December 31, 2021
	(unaudited)	(audited)
Cryptocurrency miners	$15,000	$15,000
Less accumulated depreciation	(15,000)	(9,000)

Total Equipment	$—	$6,000

Equipment is stated at cost and depreciated on a straight- line basis over the assets’ estimated useful lives: computer equipment 5 years. Total depreciation expense for the year ended December 31, 2022, and 2021 was $6,000 and $3,000, respectively.

During the quarter ended March 31, 2019, Powerdyne International, Inc. purchased several crypto currency miners and began mining certain crypto coins. This was done in an effort to enter into the crypto markets and explore other potential revenue opportunities for Powerdyne International, Inc.

During the year ended December 31, 2022, Powerdyne stopped the mining of Sia coin and any crypto currency due the lack of productivity of its crypto miners.

5. DUE TO RELATED PARTY - CEO

During the year ended December 31, 2022, our CEO advanced the Company $69,197 (2021 - $60,000). The amount accrued but not yet paid to our CEO on December 31, 2022, and December 31, 2021, was $223,079 and $153,900, respectively. The debt is unsecured and is not guaranteed by the Company. The CEO can call debt obligation at any time.

6. ACQUISITION OF PRIVATE COMPANY OWNED BY CEO

On March 6, 2022, pursuant to a Securities Purchase Agreement (the “SPA”), Powerdyne International, Inc. (the “Company”), acquired 100% of the issued and outstanding membership interests of Creative Motion Technology, LLC, a Massachusetts limited liability company, (the “Membership Interest”). The Membership Interest was owned by Mr. James F. O’Rourke, the principal owner and sole director and officer of the Company. The purchase price paid by the Company was 2,000,000 shares of its Series A Preferred Stock valued at $1,500,000, which each Series A Preferred Stock is convertible into 1,000 common shares of the Company at a fixed price of $0.0001 at the option of the holder.

Creative Motion Technology, LLC (“CM Tech”) is a small New England based motor manufacturer founded in 2004 and has been in business for over 17 years. CM Tech’s management has over 60 years of design and manufacturing expertise, specializing in the design and custom building of industrial servomotors both brush and brushless motor designs. CM Tech’s current market focus is on the niche motor demands for low volume, high-quality cost-effective motors which are primarily used in industrial robotics for the semiconductor manufacturing industry. The motors that CM Tech currently has in production primarily provide the X, Y, and Z axis articulation in factory automation robots.

Included with CM Tech acquisition is Frame One, which is a custom picture framing shop located in North Reading, MA. Frame One has been in business since 2006 and brings with it a strong client base consisting of local schools, colleges, artist guilds, artists, interior decorators/designers, museums, photographers, art galleries and theaters.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, and 2021

6. ACQUISITION OF PRIVATE COMPANY OWNED BY CEO (Continued)

The pro forma information below presents statements of operations data as if the acquisition of CM Tech took place on January 1, 2020.

	Consolidated	Consolidated
	For the year	For the year
	ended	ended
	December 31, 2021	December 31, 2020

Revenues	$1,224,290	$985,613
Cost of Goods Sold	721,243	525,454
Gross profit	$503,047	$460,159
Operating expenses	265,779	245,531

Net Income	$237,268	$214,628

7. STOCKHOLDERS’ EQUITY / (DEFICIT)

Preferred Stock – There are 20,000,000 shares of authorized preferred stock, par value $0.0001 per share, with 2,000,000 shares issued and outstanding as of December 31, 2022 (2021 – 0). The 2,000,000 preferred shares issued to our CEO have a conversion ratio from one preferred share into 1,000 common shares at par value.

Common Stock - There are 2,000,000,000 shares of authorized Class A common stock, par value $0.0001 per share, with 1,862,430,584 shares issued and outstanding as of December 31, 2022, and 2021.

March 6, 2022, the Company issued 2,000,000 preferred shares to our CEO in exchange for his 100% owned private company CMT Tech. Each preferred share converts into 1,000 common shares at par value.

No common stock was issued by the Company for the years ended December 31, 2022, and 2021, respectively.

Common Stock Surrendered

On October 1, 2021, a stockholder surrendered 2,500,000 shares to the Company.

On October 12, 2021, a stockholder surrendered 50,000,000 shares to the Company.

8. INCOME TAXES

Income tax provision is summarized as follows:

	Year Ended December 31,
	2022	2021
Current:
Federal	$10,448	$-
State	3,980	-
	14,429	-
Deferred:
Federal	-	-
State	-	-
Change in valuation allowance	57,805	-
Net operating losses	(72,234)

Income tax provision	$-	$-

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, and 2021

8. INCOME TAXES (Continued)

The actual income tax provision differs from the “expected” tax computed by applying the Federal corporate tax rate of 21% to the income before income taxes as follows:

	Year Ended December 31,
	2022	2021
“Expected” income tax benefit	$49,754	$-
State tax expense, net of Federal Benefit	3,980	-
Change in valuation allowance	57,805	-
Other	-	-
Net operating losses	(111,540)	-

Income tax provision	$-	$-

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Inventory reserves	$-	$-
Allowances for bad debts and returns	-	-
Accrued expenses	(50,055)	7,750
Asset valuation reserves	-	-
Net operating loss carry forwards - estimated	4,993,228	4,993,228
Other	-	-
Total deferred tax assets	4,943,173	5,000,978
Valuation allowance	(4,943,173)	(5,000,978)

	-	-
Deferred tax liabilities:
Deferred state taxes	-	-
Total deferred tax liabilities	-	-

Net deferred tax assets	$-	$-

As of December 31, 2022, we have $4,993,228 in estimated net operating loss carryforwards for federal and state income tax purposes. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets. We have identified the U.S. federal, Delaware, and Massachusetts “major” tax jurisdiction. Delaware is for Franchise Tax Purposes only, which we paid $1,200 in 2022 and 2021. With limited exceptions, we remain subject to IRS examination of our income tax returns filed within the last three (3) years, and to Massachusetts Department of Revenue examination of our income tax returns within the last four (4) years.

9. COMMITMENTS AND CONTINGENCIES

Office Space

Our corporate headquarters are in a full-service office suite located in a building in North Reading, Massachusetts, consisting of approximately 5,000 square feet of retail, manufacturing, and office space. The lease was signed in 2006 and is extended every twelve months. The Company is required to provide six months’ notice before the lease is terminated. We pay $4,000 per month. There was a two-month deposit, which was applied against monthly rents over ten years ago.

Litigation

There is no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

10. SUBSEQUENT EVENTS

On February 27, 2023, the Company issued 7,500,000 shares to a consultant as compensation for accounting services rendered.

On February 27, 2023, the Company issued 15,000,000 shares to a consultant as compensation for legal services rendered.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9 A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting.

a) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent nor detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and includes those policies and procedures that: (i) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our internal control over financial reporting and concluded that it was effective as of December 31, 2022.

As a smaller reporting company, management’s assessment of our internal control over financial reporting is not subject to attestation by our independent registered public accounting firm and as such, no attestation was performed by our independent registered public accounting firm.

b) Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred in our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9 B: OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS. None.

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of December 31, 2022:

Name	Age	Position	Since
James F. ‘Rourke	68	President, Secretary, CFO and Director	May 6, 2016

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

Audit Committee

Powerdyne does not presently have an Audit Committee and the Board of Director (the “Board”) acts in such capacity for the immediate future due to the limited size of the Board. Powerdyne intends to increase the size of its Board in the future, at which time it may appoint an Audit Committee.

In lieu of an Audit Committee the Board is empowered to make such examinations as are necessary to monitor the corporate financial reporting and the external audits of Powerdyne, to provide to the Board of Director the results of its examinations and recommendations derived there from, to outline to the Board improvements made, or to be made, in internal control, to nominate independent auditors, and to provide to the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters that require Board attention.

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

Nominating Committee

Powerdyne does not have a Nominating Committee and the Board acts in such a capacity.

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

Indemnification of Executive Officers and Directors

Our articles provide to the fullest extent permitted by Delaware Law, wherein our directors or officers shall not be personally liable to the Company or our stockholders for damages for breach of such directors or officers’ fiduciary duty. The effect of this provision of our articles is to eliminate our rights and the rights of our stockholders (through stockholders’ derivative suits on behalf of the Company) to recover damages against a director or officer for breach of the fiduciary duty of care as a director or officer (including breaches resulting from negligent or grossly negligent behavior), except under certain situations defined by statute. We believe that the indemnification provisions in our articles are necessary to attract and retain qualified persons as directors and officers.

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

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

Presently no requirement is contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

ITEM 11: EXECUTIVE COMPENSATION

Executive compensation during the years ended December 31, 2022, 2021, and 2020 was as follows:

		Annual	Annual	Stock		All	Annual
		Payments	Payments	And	Compensation	Other	Compensation
Name/Position	Year	Salary	Made	Options (1)	Plans	Compensation	Total

James F. O’Rourke	2022	$60,000	$0	0	0	0	$60,000
Chief Executive Officer and Director	2021	$0	$0	0	0	0	$0
	2020	$0	$0	$0	0	0	$0

Employment Agreement

We do not have any employment agreements with our officers.

Stock Option Plan

Under the Company’s 2014 Stock Option Plan, no options have been granted.

Outstanding Equity Awards at Fiscal Year-End

There were no Equity Awards during the fiscal year ended December 31, 2022, and 2021, respectively,

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2022, the number and percentage of the outstanding shares of common stock, which, according to the information available to us, were beneficially owned by:

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

COMMON STOCK		Number of Shares of	Percent of
Name	Position	Common Stock	Class (1)

James F. O’Rourke	Chief Executive Officer and Director	215,825,000	11%
Arthur M. Read, II, Esq.	Shareholder	276,446,194	15.4%
Eric Foster	Shareholder	135,000,000	7.2%

Linda H. Madison	Shareholder	114,000,000	6.1%
Total owned by officers and directors (1)		215,825,000	10.8%

(1) Based upon 1,862,430,584 shares outstanding.

ITEM 13: CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Advances

During the year ended December 31, 2022, the Company’s CEO advanced $69,179 (2021 - $60,000). Due to related party - CEO on December 31, 2022, and December 31, 2021, was $223,079 and $153,900, respectively. The debt is unsecured and is not guaranteed by the Company. The CEO can call debt obligation at any time.

Employee Benefit Plans

We have an employee benefit plan and a stock option plan.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm of BF Borgers CPA PC for the December 31, 2022, and 2021 audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	Year Ended December 31,
	2022	2021
BF Borgers CPA PC	$74,592	$21,060

BF Borgers CPA PC does not complete the Company’s tax filings. The Company incurred $0 for tax related services in 2022 and $2,662.50 for the year ended 2021.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended December 31, 2022, and 2021.

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

ITEM 16. FORM 10-K SUMMARY.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERDYNE INTERNATIONAL, INC.

Date: March 31, 2023	By:	/s/ James F. O’Rourke
James F. O’Rourke, Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ James F. O’Rourke	Principal Executive Officer & Principal Financial &
James F. O’Rourke	Accounting Officer & Director	March 31, 2023

