Form 10-Q
period 2023-03-31
POWERDYNE INTERNATIONAL, INC.
filed 2023-05-11
CIK 1435617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

There are 1,884,930,584 shares of issuer’s Common Stock outstanding as of May 8, 2023.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
		(audited)
ASSETS

Current Assets:
Cash	$72,771	$33,962
Accounts receivable	227,166	222,489
Inventory	53,135	54,982
Total current assets	353,072	311,433

Property and equipment
Cryptocurrency miners	-	15,000
Less: accumulated depreciation	-	(15,000)
Total property and equipment	-	-

Intangible asset - Cryptocurrency	9,536	6,103

Total Assets	$362,608	$317,536

LIABILITIES AND STOCKHOLDERS’(DEFICIT) / EQUITY

Current Liabilities:
Accounts payable and accrued expenses	117,708	78,920
Advance deposits	20,895	10,231
Due to related party-CEO	213,079	223,079
Sales tax payable	1,040	1,241
Income tax payable	2,950	2,950
Total Current Liabilities	355,672	316,420

Stockholders’ (Deficit) / Equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 2,000,000 shares issued and outstanding as of March 31, 2023, and-0- as of December 31, 2022	200	200
Common stock, $0.0001 par value, 2,000,000,000 shares authorized, 1,884,930,584 shares issued and outstanding as of March 31, 2023, and 1,862,430,584 shares issued and outstanding as of December 31, 2022	188,493	186,243
Additional paid-in capital	4,814,651	4,807,901
Accumulated deficit	(4,996,408)	(4,993,228)
Total Stockholders’ (Deficit) / Equity	6,936	1,115

Total Liabilities and Stockholders’ (Deficit) / Equity	$362,608	$317,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ending	For the three months ending
	March 31, 2023	March 31, 2022

Revenues	$450,274	$32,056
Cost of revenues	302,723	32,012
Gross profit	147,551	44
Operating expenses	150,731	39,355
Loss from operations	(3,180)	(39,311)
Loss on related party acquisition	-	1,391,370
Loss before income taxes	(3,180)	(1,430,681)
Income tax (provision) / benefit	-	-

Net loss	$(3,180)	$(1,430,681)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted - weighted average common
shares outstanding	1,870,430,584	1,862,430,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT / EQUITY

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	-	$-	1,862,430,584	$186,243	$3,308,101	$(3,651,212)	$(156,868)

Issuance of Preferred Stock for Merger Transaction with Related Party	2,000,000	200	-	-	1,499,800	-	1,500,000

Net loss	-	-	-	-	-	(1,430,681)	(1,430,681)

Balance, March 31, 2022	2,000,000	$200	1,862,430,584	$186,243	$4,807,901	$(5,081,893)	$(87,549)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2022	2,000,000	$200	1,862,430,584	$186,243	$4,807,901	$(4,993,228)	$1,115

Issuance of common stock for services	-	-	22,500,000	2,250	6,750	-	9,000

Net Loss	-	-	-	-	-	(3,180)	(3,180)

Balance, March 31, 2023	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	$(4,996,408)	$6,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2023	March 31, 2022
Operating Activities:
Net loss	$(3,180)	$(1,430,681)
Adjustments to reconcile net loss to net cash provided by / (used) in operating activities:
Depreciation and amortization	-	750
Reversal of non-cash related party loss on acquisition	-	1,391,370
Reversal of non-cash increase in - intangible assets - Crypto	(3,433)	-
Issuance of common stock for consulting services	9,000	-
Changes in operating assets and liabilities:
Accounts receivable	(4,677)	(32,723)
Inventory	1,847	(82,588)
Accounts payable and accrued expenses	38,789	(5,199)
Advance deposits	10,664	4,669
Sales and income taxes payable	(201)	255
Net cash provided by / (used in) operating activities	48,810	(154,146)

Investing Activities:
Increase in intangible asset - Cryptocurrency	-	292
Net cash provided by investing activities	-	292

Financing Activities:
Due to related party - CEO (reimbursement) / advances	(10,000)	214,771
Net cash provided by / (used in) financing activities	(10,000)	214,771

Net increase in cash	38,810	60,917
Cash, beginning of period	33,962	9,057

Cash, end of period	$72,771	$69,974

Non-cash investing and financing activities:
Preferred stock issued upon acquisition	$-	$1,500,000
Supplemental disclosure if cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023, and 2022

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

On March 6, 2022, pursuant to a Securities Purchase Agreement (the “SPA”), Powerdyne International, Inc. (the “Company”), acquired all of the issued and outstanding membership interests of Creative Motion Technology, LLC, a Massachusetts limited liability company, (the “Membership Interests”). Membership Interests are owned by Mr. James F. O’Rourke, the principal owner and sole director and officer of the Company. The purchase price paid by the Company was 2,000,000 shares of its Series A Preferred Stock valued at $1,500,000 (“Shares”), which each Series A Preferred Stock is convertible into 1,000 common shares of the Company at a fixed price of $0.0001 at the option of the holder.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023, and 2022

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

3. SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such condensed consolidated financial statements and accompanying notes are a representation of the Company’s management, who are responsible for integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (‘GAAP”) in all material respects and have been consistently applied in preparing the accompany condensed consolidated financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023, and 2022

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. As of March 31, 2023, the Company had an accumulated deficit of $4,996,408. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The Company’s activities will necessitate significant uses of working capital beyond March 31, 2023. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s sales and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities, revenue from operations and or affiliate funding.

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

Principals of Consolidation

Our condensed consolidated financial statements include the accounts of Powerdyne International, Inc. and its one division and related subsidiaries. All intercompany transactions have been eliminated.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023, and 2022

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023, and December 31, 2022, respectively.

Allowance for Sale Returns and Doubtful Accounts

Sales Returns – We may, on a case-by-case basis, accept returns of products from our customers, without restocking charges, when they can demonstrate an acceptable cause for the return.

Doubtful Accounts – Accounts receivable are recorded at net realizable value or the amount we expect to collect on gross customer trade receivables. We evaluate the collectability of our accounts receivable based on a combination of factors. If we become aware of a customer’s inability to meet its financial obligations after a sale has occurred, we record an allowance to reduce the net receivable to the amount we reasonably believe we will be able to collect from the customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. If the financial condition of our customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future. All of our accounts receivable are trade-related receivables.

The allowance for sales returns and doubtful accounts as of March 31, 2023, amounted to $0 (March 31, 2022 - $0).

The Company sometimes receives cash deposits in advance of manufacturing and shipping its products. As of March 31, 2023, there is $20,895 (December 31, 2022 - $10,231) in advance deposits recorded on the balance sheet. When the products are shipped to the customer the advance deposits are recognized as product revenue.

Inventory

Inventory, consisting principally of products held for sale, is stated lower of cost, using the first-in, first-out method, and net realizable value. The amount presented in the accompanying consolidated balance sheet has no valuation allowance.

We regularly evaluate our inventory to identify costs in excess of the lower of cost and net realizable value, slow-moving inventory and potential obsolescence.

Equipment

Equipment is stated at cost. Capital expenditure for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The computer equipment is depreciated over 5 years on a straight-line basis. Depreciation expenses for the three months ended March 31, 2023, and 2022 were $0 and $750, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023, and 2022

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Asset – Cryptocurrency

The Company considers intangible assets - cryptocurrency to be revenue that has been earned, but for which no cash has been received. Intangible assets consist of crypto mined coins that are held in a digital wallet and have not been cashed out. The basis of the valuation is the market price of the Sia coins on March 31, 2023. The Company considers this to be an intangible asset under GAAP guidelines. The Company had $9,536 of intangible assets as of March 31, 2023, and $6,103 as of December 31, 2022. Revenue is recognized on the last date of the quarter based on the transaction price of the Sia coin at that date times the number of coins in the wallet. Unrealized gains and losses are recognized quarterly based on the fluctuation in the market value of the coin versus the value booked when obtained. As of March 31, 2023, there was no evidence that the Company’s intangible assets were impaired. The Company holds other cryptocurrencies under intangible assets, such as Bitcoin, etc. and these currencies are marked to market at the end of each quarter ended. The crypto-currency brokerage account also holds cash that is re-classed to cash at the end of each quarter ended. The Company recorded an increase of $3,443 in the crypto-currency in the three months ended due to the increase in the crypto-currency market.

The Company disposed of all of its cryptocurrency intangible assets on April 3, 2023, and closed our cryptocurrency brokerage account.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

In accordance with ASC 360, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023, and 2022

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of (Continued)

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

Shipping Activities

Outbound shipping changes to customers are included in “Product revenue”. Outbound shipping-related costs are included in “Costs of products sold”.

Stock-Based Compensation

We account for all share-based compensation in accordance ASC 718-20 Stock-Based Compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite vesting period.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax position, as defined, seeks to reduce the diversity in practice associated with certain aspect of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filming positions in each of the federal and state jurisdictions where are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and Massachusetts as our “major” tax jurisdictions. With limited exceptions, we remain subject to Internal Revenue Service (“IRS”) examination of our income tax returns filed within the last three (3) years, and to Massachusetts Department of Revenue examination of our income tax returns within the last four (4) years. However, certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

We believe that our income tax filing positions and deductions will be sustained in the audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain tax positions have been recorded pursuant to ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

Income taxes payable as of March 31, 2023, and December 31, 2022, was $2,950.

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

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of March 31, 2023, and December 31, 2022, there were no outstanding dilutive securities, except as of March 31, 2023, there was 2,000,000 Series A Preferred Stock outstanding, however, they were not included in the calculations as they are considered anti-dilutive.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023, and 2022

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table represents the computation of basic and diluted losses per share:

Loss per share is based upon the weighted average shares of common stock outstanding.

	For the three	For the three
	months ended	months ended
	March 31, 2023	March 31 2022

Loss available for common shareholders	$(3,180)	$(1,430,681)

Basic and fully diluted loss per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	1,870,430,584	1,862,430,584

Use of Estimates and Assumptions

Our management has made several estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023, and 2022

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Sia coin is the only crypto coin that Powerdyne is mining. The coins are held in the Company’s Sia coin digital wallet. When coins are going to be exchanged for USD, they are then transferred to the company’s exchange wallet held at a US based crypto exchange which provides support for two-factor authentication. We also have wallet password management, and offsite backups. The coins are held in anticipation of future price appreciation as crypto currencies become more widely accepted, but some coins may be exchanged for USD on an as needed basis. The Company also realizes there is no guarantee the coins will appreciate in value. Revenue is recognized on the last date of the quarter based on the market price of the Sia coin at that date times the number of coins in the wallet and the difference between the current market value and the value recorded on the consolidated balance sheet in previous quarter. The Company no longer is in the business of producing Sia coins.

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

The Market

We service the Global Semiconductor Equipment Manufacture’s our Sales to International customers were 36% and 54% of our total sales in 2022 and 2021, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023, and 2022

4. DUE TO RELATED PARTY – CEO

During the three months ended March 31, 2023, the Company’s CEO was reimbursed $10,000 for money advanced to the Company. In the comparative quarter ended March 31, 2022, our CEO advanced $214,771 to the Company. The Company owes the following amounts to our CEO as of March 31, 2023, and December 31, 2022, was $213,079 and $223,079, respectively. The balances owed to our CEO are due on demand and therefore recorded as a current liability.

5. ACQUISITION OF PRIVATE COMPANY OWNED BY CEO

On March 6, 2022, pursuant to a Securities Purchase Agreement (the “SPA”), Powerdyne International, Inc. (the “Company”), acquired 100% of the issued and outstanding membership interests of Creative Motion Technology, LLC, a Massachusetts limited liability company, (the “Membership Interests”). The Membership Interest is owned by Mr. James F. O’Rourke, the principal owner and sole director and officer of the Company. The purchase price paid by the Company was 2,000,000 shares of its Series A Preferred Stock valued at $1,500,000, which each Series A Preferred Stock is convertible into 1,000 common shares of the Company at a fixed price of $0.0001 at the option of the holder.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023, and 2022

5. ACQUISITION OF PRIVATE COMPANY OWNED BY CEO (Continued)

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

6. STOCKHOLDERS’ (DEFICIT) / EQUITY

Stock issued for services.

On February 27, 2023, the Company issued 7,500,000 shares to a consultant as compensation for accounting services rendered.

On February 27, 2023, the Company issued 15,000,000 shares to a consultant as compensation for legal services rendered.

The Company recorded $9,000 as compensation expense for the 22,500,000 shares issued to third party consultants, which was the fair value of the shares on the date of issuance.

7. COMMITMENTS AND CONTINGENCIES

Litigation

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party to.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are an operating company which has experienced losses since our inception. Our sources of cash to date have been capital invested by shareholders and venture capital investors/lenders. On March 6, 2022, the Company acquired CM Tech and received $1,207,168 in revenue from the new operation through to the end of December 31, 2022.

On March 6, 2022, pursuant to a Securities Purchase Agreement (the “SPA”), Powerdyne International, Inc. (the “Company”), acquired all of the issued and outstanding membership interests of Creative Motion Technology, LLC, a Massachusetts limited liability company, (the “Membership Interests”). The Membership Interest is owned by Mr. James F. O’Rourke, the principal owner and sole director and officer of the Company. The purchase price paid by the Company was 2,000,000 shares of its Series A Preferred Stock valued at $1,500,000.

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

Results of Operations - The three months ended March 31, 2023, compared to the three months ended March 31, 2022:

Revenues

During the three months ended March 31, 2023, we generated $450,274 in revenue, and during the three months ended March 31, 2022, we generated $32,056 in revenue.

Cost of Revenues

During the three months ended March 31, 2023, we incurred $302,723 in cost of revenues, and during the three months ended March 31, 2022, we generated $32,012 in cost of revenues.

Gross Profit

During the three months ended March 31, 2023, we generated $147,551in gross profits, and during the three months ended March 31, 2022, we generated $44 in gross profit. The periods are not representative to be analyzed against each other since on March 7, 2022, the Company acquired a much larger business than the comparable period for March 31, 2022. Only twenty-four days of CM tech operations occurred during the three months ended March 31, 2022.

Operating expenses

During the three months ended March 31, 2023, total operating expenses increased to $150,731 from $39,3335 for the three months ended March 31, 2022.

For the three months ended March 31, 2023, the Company had a net loss of $3,180 and for March 31, 2022, there was a loss of $1,430,681, respectively. During March 31, 2022, we recorded a $1,391,370 loss from acquiring CM Tech since it was purchased from a related party our CEO. We expect that the Company will continue to generate increases in revenues so that we become profitable and cash flow positive. However, there is no guarantee that we can achieve these results.

Liquidity and Capital Resources

As of March 31, 2023, and December 31, 2022, we had working capital deficits of $2,601 and $4,987, respectively.

For the three months ended March 31, 2023, we had a $38,810 increase in cash compared to the year-ended December 31, 2022, this is primarily due to the CM Tech acquisition and the continued growth of our operating business.

The total net cash used by financing activities of $10,000 was due to reimbursing our CEO for the funding of our operations. In the three months ended March 31, 2022, our CEO provided $214,771 to cover working capital for our organic growth; expenses related to merging CM Tech into Powerdyne International, Inc. and the costs associated with obtaining clearance from FINRA to commence trading in our shares on the OTC markets.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has, evaluated, under the supervision and participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b)) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our principal executive and principal financial officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There is no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

COMMON STOCK

Stock issued for services.

On February 27, 2023, the Company issued 7,500,000 shares to a consultant as compensation for accounting services rendered.

On February 27, 2023, the Company issued 15,000,000 shares to a consultant as compensation for legal services rendered.

The Company relied upon Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended, for the issuance of these securities. No commissions were paid regarding the share issuance and the share certificates were issued, or “book entry”, with a Rule 144 restrictive legend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERDYNE INTERNATIONAL, INC.

Dated: May 11, 2023	By:	/s/ James F. O’Rourke
Chief Executive Officer (Principal Executive Officer)

