Form 10-Q
period 2023-06-30
POWERDYNE INTERNATIONAL, INC.
filed 2023-08-03
CIK 1435617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023.

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

There are 1,884,930,584 shares of issuer’s Common Stock outstanding as of July 27, 2023.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
		(audited)
ASSETS

Current Assets:
Cash	$57,096	$33,962
Accounts receivable	106,632	222,489
Inventory	83,553	54,982
Total current assets	247,281	311,433

Property and Equipment
Cryptocurrency miners	15,000	15,000
Less: accumulated depreciation	(15,000)	(15,000)
Total property and equipment	-	-

Intangible asset - Cryptocurrency	-	6,103

Total Assets	$247,281	$317,536

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) / EQUITY

Current Liabilities:
Accounts payable and accrued expenses	79,063	78,920
Advance deposits	20,895	10,231
Due to related party - CEO	213,079	223,079
Sales taxes payable	1,912	1,241
Income taxes payable	2,950	2,950
Total Current Liabilities	317,899	316,420

Stockholders’ (Deficit) / Equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 2,000,000 shares issued and outstanding as of June 30, 2023, and 2,000,000 as of December 31, 2022	200	200
Common stock, $0.0001 par value, 2,000,000,000 shares authorized, 1,884,930,584 shares issued and outstanding as of June 30, 2023, and 1,862,430,584 shares issued and outstanding as of December 31, 2022	188,493	186,243
Additional paid-in capital	4,814,651	4,807,901
Accumulated deficit	(5,073,962)	(4,993,228)
Total Stockholders’ (Deficit) / Equity	(70,619)	1,115

Total Liabilities and Stockholders’ (Deficit) / Equity	$247,281	$317,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenues	$285,224	$341,928	$734,598	$373,985
Cost of revenues	242,956	255,475	545,680	287,521
Gross profit	42,268	86,454	188,918	86,464
Operating expenses	118,921	130,431	269,652	169,752
Loss on related party acquisition	-	-	-	1,391,370
Loss from operations and before income taxes	(76,653)	(43,977)	(80,734)	(1,474,658)
				-
Income tax (provision) / expense	-	-	-	-

Net loss	$(76,653)	$(43,977)	$(80,734)	$(1,474,658)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	1,877,720,639	1,862,430,584	1,877,720,639	1,862,430,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) / EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	-	$-	1,862,430,584	$186,243	$3,308,101	$(3,651,212)	$(156,868)

Issuance of preferred stock for merger transaction with related party	2,000,000	200	-	-	1,499,800	-	1,500,000

Net loss	-	-	-	-	-	(1,474,658)	(1,474,658)

Balance, June 30, 2022	2,000,000	$200	1,862,430,584	$186,243	$4,807,901	(5,125,870)	$(131,527)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity /(Deficit)
Balance, December 31, 2022	2,000,000	$200	1,862,430,584	$186,243	$4,807,901	$(4,993,228)	$1,115

Issuance of common stock for services	-	-	22,500,000	2,250	6,750	-	9,000

Net loss	-	-	-	-	-	(80,734)	(80,734)

Balance, June 30, 2023	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	$(5,073,962)	$(70,619)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six	For the six
	months ended	months ended
	June 30, 2023	June 30, 2022
Operating Activities:
Net loss	$(80,734)	$(1,474,658)
Adjustments to reconcile net loss to net cash provided by / (used) in operating activities:
Depreciation and amortization	-	1,500
Reversal of non-cash related party loss on acquisition	-	1,391,370
Reversal of non-cash decrease / (increase) in intangible assets - Crypto	6,103	(6,253)
Issuance of common stock for consulting services	9,000	-
Changes in operating assets and liabilities:
Accounts receivable	115,857	(108,958)
Inventory	(28,570)	(71,217)
Accounts payable and accrued expenses	143	60,202
Advance deposits	10,664	3,240
Sales taxes payable	672	1,138
Income taxes payable	-	-
Net cash provided by / (used in) operating activities	33,135	(203,637)

Investing Activities:
Net cash and assets acquired from CEO’s business	-	121,136
Net cash provided by investing activities	-	121,136

Financing Activities:
Financing provided by / (payment to) - CEO	(10,000)	104,679
Net cash provided by / (used in) financing activities	(10,000)	104,679

Net increase in cash	23,135	22,178
Cash, beginning of period	33,962	9,057

Cash, end of period	$57,096	$31,234

Non-cash investing and financing activities:
Preferred stock issued upon related party merger	$-	$1,500,000

Supplemental disclosures of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023, and 2022

1. ORGANIZATION

Powerdyne, Inc., was incorporated on February 2, 2010, in Nevada, and is registered for business in Rhode Island and Massachusetts. On February 7, 2011, Powerdyne, Inc. merged with Powerdyne International, Inc., formerly Greenmark Acquisition Corporation, a publicly held Delaware corporation.

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

On March 6, 2022, pursuant to a Securities Purchase Agreement (the “SPA”), Powerdyne International, Inc. (the “Company”), acquired all of the issued and outstanding membership interests of Creative Motion Technology, LLC, a Massachusetts limited liability company, (the “Membership Interest”). Membership Interests is owned by Mr. James F. O’Rourke, the principal owner and sole director and officer of the Company. The purchase price paid by the Company was 2,000,000 shares of its Series A Preferred Stock valued at $1,500,000. The Series A Preferred Stock, shall be entitled to have one thousand (1,000) votes per one (1) share, at each meeting of stockholders of the Corporation (or pursuant to any action by written consent) with respect to any and all matters presented to the stockholders of the Corporation for their action or consideration. The holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023, and 2022

1. ORGANIZATION (continued)

The issuance of the 2,000,000 shares of Series A Preferred Stock (“Shares”) pursuant to the Securities Purchase Agreement were made in reliance on the exemption from registration afforded under Section 4(2), of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder. Such offer and sale were not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the Seller/Investor in connection with the issuance by the Company of the Shares.

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

June 30, 2023, and 2022

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. As of June 30, 2023, the Company had an accumulated deficit of $5,073,962. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The Company’s activities will necessitate significant uses of working capital beyond June 30, 2023. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s sales and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities, revenue from operations and or affiliate funding.

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

Reclassifications

Certain amounts in the prior period have been reclassified to confirm for the current period presentation.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023, and 2022

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023, and December 31, 2022, respectively.

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

The allowance for sales returns and doubtful accounts as of June 30, 2023, amounted to $0 (June 30, 2022 - $0).

The Company sometimes receives cash deposits in advance of manufacturing and shipping its products. As of June 30, 2023, there is $20,895 (December 31, 2022 - $10,231) in advance deposits recorded on the balance sheet. When the products are shipped to the customer the advance deposits are recognized as product revenue.

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

Equipment

Equipment is stated at cost. Capital expenditure for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The computer equipment is depreciated over 5 years on a straight-line basis. Depreciation expenses for the three and six months ended June 30, 2023, and 2022 were $0 and $750, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023, and 2022

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Asset – Cryptocurrency

The Company considers intangible assets - cryptocurrency to be revenue that has been earned, but for which no cash has been received. Intangible assets consist of crypto mined coins that are held in a digital wallet and have not been cashed out. The basis of the valuation is the market price of the Sia coins on June 30, 2023. The Company considers this to be an intangible asset under GAAP guidelines. The Company had $-0- of intangible assets as of June 30, 2023, and $6,103 as of December 31, 2022. Revenue is recognized on the last date of the quarter based on the transaction price of the Sia coin at that date times the number of coins in the wallet. Unrealized gains and losses are recognized quarterly based on the fluctuation in the market value of the coin versus the value booked when obtained. As of June 30, 2023, there was no evidence that the Company’s intangible assets were impaired. The Company holds other cryptocurrencies under intangible assets, such as Bitcoin, etc. and these currencies are marked to market at the end of each quarter ended. The crypto-currency brokerage account also holds cash that is re-classed to cash at the end of each quarter ended.

The Company disposed of all of its cryptocurrency intangible assets on April 5, 2023, and closed our cryptocurrency brokerage account. There was a nominal loss of $22 on the disposition.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

In accordance with ASC 360, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023, and 2022

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of (Continued)

When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets. The Company as of June 30, 2023, has no long-lived assets with any tangible value recorded on the balance sheet for accounting purposes.

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

Income taxes payable as of June 30, 2023, and December 31, 2022, was $2,950.

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

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of June 30, 2023, and December 31, 2022, there were no outstanding dilutive securities, except as of June 30, 2023, there was 2,000,000 Series A Preferred Stock outstanding, however, they were not included in the calculations as they are considered anti-dilutive and the Shares inclusion would not change the loss per share calculations as of June 30, 2023, and 2022.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023, and 2022

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table represents the computation of basic and diluted losses per share:

Loss per share is based upon the weighted average shares of common stock outstanding.

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Loss available for common shareholders	$(76,653)	$(43,977)	$(80,734)	$(1,474,658)

Basic and fully diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	1,877,720,639	1,862,430,584	1,877,720,639	1,862,430,584

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

Recent Accounting Guidance Not Yet Adopted

Accounting for Income Taxes

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes”. The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, “Income Taxes”. The pronouncement also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for us beginning in the third quarter of fiscal 2022, with early adoption permitted. The adoption of this guidance did not have an impact on our condensed consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-10 Codification Improvements, to make incremental improvements to U.S. GAAP and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. The amendments in this update will be effective for us beginning with fiscal year 2021, with early adoption permitted. The amendments in this update should be applied retrospectively and at the beginning of the period that includes the adoption date. The adoption of the amendments in this update did not have a material impact on our condensed consolidated financial position and results of operations.

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

June 30, 2023, and 2022

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Sia coin is the only crypto coin that Powerdyne used to mine. The coins are held in the Company’s Sia coin digital wallet. When coins are going to be exchanged for USD, they are then transferred to the company’s exchange wallet held at a US based crypto exchange which provides support for two-factor authentication. We also have wallet password management, and offsite backups. The coins are held in anticipation of future price appreciation as crypto currencies become more widely accepted, but some coins may be exchanged for USD on an as needed basis. The Company also realizes there is no guarantee the coins will appreciate in value. Revenue is recognized on the last date of the quarter based on the market price of the Sia coin at that date times the number of coins in the wallet and the difference between the current market value and the value recorded on the consolidated balance sheet in previous quarter. The Company no longer is in the business of producing Sia coins.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023, and 2022

4. EQUIPMENT – NET

Equipment consists of the following as of June 30, 2023, and December 31, 2022:

	June 30, 2023,	December 31, 2022
	(unaudited)	(audited)
Cryptocurrency miners	$15,000	$15,000
Less accumulated depreciation	(15,000)	(15,000)
Total Equipment	$—	$-

Equipment is stated at cost and depreciated on a straight- line basis over the assets’ estimated useful lives: computer equipment 5 years.

During the quarter ended March 31, 2019, Powerdyne International, Inc. purchased several crypto currency miners and began mining certain crypto coins.

During the year ended December 31, 2022, Powerdyne stopped the mining of Sia coin and any crypto currency due to the lack of productivity of its crypto miners.

5. DUE TO RELATED PARTY – CEO

During the six months ended June 30, 2023, the Company’s CEO was reimbursed $10,000 for money advanced to the Company. In the comparative six months ended June 30, 2022, our CEO advanced $104,679 to the Company. The Company owes the following amounts to our CEO as of June 30, 2023, and December 31, 2022, was $213,079 and $223,079, respectively. The balances owed to our CEO are due on demand and therefore recorded as a current liability.

6. ACQUISITION OF PRIVATE COMPANY OWNED BY CEO

On March 6, 2022, pursuant to a Securities Purchase Agreement (the “SPA”), Powerdyne International, Inc. (the “Company”), acquired 100% of the issued and outstanding membership interests of Creative Motion Technology, LLC, a Massachusetts limited liability company, (the “Membership Interests”). The Membership Interest is owned by Mr. James F. O’Rourke, the principal owner and sole director and officer of the Company. The purchase price paid by the Company was 2,000,000 shares of its Series Preferred Stock valued at $1,500,000. The Series A Preferred Stock, shall be entitled to have one thousand (1,000) votes per one (1) share, at each meeting of stockholders of the Corporation (or pursuant to any action by written consent) with respect to any and all matters presented to the stockholders of the Corporation for their action or consideration The holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

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

June 30, 2023, and 2022

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

7. STOCKHOLDERS’ (DEFICIT) / EQUITY

Preferred Stock – There are 20,000,000 shares of authorized preferred stock, par value $0.0001 per share, with 2,000,000 shares issued and outstanding as of June 30, 2023 (December 31, 2022 – 2,000,000). The Series A Preferred Stock, shall be entitled to have one thousand (1,000) votes per one (1) share, at each meeting of stockholders of the Corporation (or pursuant to any action by written consent) with respect to any and all matters presented to the stockholders of the Corporation for their action or consideration. The holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

Common Stock – There are 2,000,000,000 shares of authorized Class A common stock, par value $0.0001 per share, with 1,884,930,584 shares issued and outstanding June 30, 2023, and December 31, 2022, respectively.

March 6, 2022, the Company issued 2,000,000 preferred shares to our CEO in exchange for his 100% owned private company CM Tech and Frame One. The Series A Preferred Stock, shall be entitled to have one thousand (1,000) votes per one (1) share, at each meeting of stockholders of the Corporation (or pursuant to any action by written consent) with respect to any and all matters presented to the stockholders of the Corporation for their action or consideration. The holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

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

8. INCOME TAXES

The Company’s income taxes are filed on an annual basis. Management’s best estimate for the accounting for income taxes, uncertain tax positions and its income tax provision is determined on an annual basis. Please see the Company’s December 31, 2022, Form 10-K for the annual detailed disclosures.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note about Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “plans,” “expects,” or “anticipates,” and do not reflect historical facts.

Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to: (i) statements that are based on current projections and expectations about the markets in which we operate, (ii) statements about current projections and expectations of general economic conditions, (iii) statements about specific industry projections and expectations of economic activity, (iv) statements relating to our future operations, prospects, results, and performance, and (v) statements that the cash on hand and additional cash generated from operations together with potential sources of cash through issuance of debt or equity will provide the Company with sufficient liquidity for the next 12 months.

Forward-looking statements involve risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results, future performance and capital requirements and cause them to materially differ from those contained in the forward-looking statements include those identified in our 2022 Form 10-K under Item 1A “Risk Factors” and Part II, Item 1A. “Risk Factors” below, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may generally affect our business, results of operations and financial position. Forward-looking statements speak only as of the date the statements were made. We do not undertake and specifically decline any obligation to update any forward-looking statements. Any information contained on our website www.powerdyneinternational.com or any other websites referenced in this Quarterly Report are not part of this Quarterly Report.

Our Company

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

Included with CM Tech acquisition is Frame One (“Frame One”), which is a custom picture framing shop located in North Reading, MA. Frame One has been in business since 2006 and brings with it a strong client base consisting of local schools, colleges, artist guilds, artists, interior decorators/designers, museums, photographers, art galleries and theaters.

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

Our principal offices are located at 45 Main Street, North Reading, MA 01867, our telephone number is (401) 739 - 3300 and our corporate website (which does not form part of this Quarterly Report Form 10-Q) is located at www.powerdyneinternational.com. Our common stock trades on the OTC Markets under the symbol “PWDY”.

Operations

We primarily service the Original Equipment Manufacturers (OEM’s) in the semiconductor market by supplying custom designed motors for the robotics used in semiconductor manufacturing equipment.

Results of Operations - The three months ended June 30, 2023, compared to the three months ended June 30, 2022:

Revenues

During the three months ended June 30, 2023, we generated $285,224 in revenue, and during the three months ended June 30, 2022, we generated $341,928 in revenue. CM Tech generated approximately $216,251 and had a slowdown in revenues relative to Q1 2023 was due to a customer supply chain back up. CM Tech has also accumulated inventory over the last few months to meet the additional demand requested by our customers. The decrease in revenues due supply chain issues in the three months ended June 30, 2023, is consistent with the decrease of $115,857 in accounts receivable as of December 31, 2022, of $22,489 to $106,632 on June 30, 2023. During the second quarter 2023, Frame One generated $68,971 in revenues and had a slow first quarter due to staffing issues.

Cost of Revenues

During the three months ended June 30, 2023, we incurred $242,956 in cost of revenues, and during the three months ended June 30, 2022, we incurred $255,475 in cost of revenues. Cost of revenues did not decrease as much as revenue because of some labor inefficiencies and with increase of variable cost labor versus fixed salary labor due to staffing shortages.

Gross Profit

During the three months ended June 30, 2023, we generated $42,268 in gross profits, and during the three months ended June 30, 2022, we generated $86,454 in gross profit. Gross profits have decreased in dollar amount due to the decrease in CM Tech sales during the three months ended June 30, 2023. Gross profit percentage in three months ended June 30, 2023, decreased to 14.8% due to the labor inefficiencies described above when compared to gross profit percentages held at the Company’s expected 25.2%.

Operating expenses

During the three months ended June 30, 2023, total operating expenses decreased slightly to $118,921 from $130,431 for the three months ended June 30, 2022. As there were additional expenses of $11,510 incurred during this period to finalize the SEC reporting requirements for the CM Tech and Frame One acquisition.

The net loss for the three months ended June 31, 2023, and 2022 was $76,653 and $43,977, respectively. The increase in net loss is attributable to the decrease in revenues with CM Tech and labor inefficiencies with Frame One during the three months ended June 30, 2023.

Results of Operations - The six months ended June 30, 2023, compared to the six months ended June 30, 2022:

Revenues

During the six months ended June 30, 2023, we generated $734,598 in revenue, and during the six months ended June 30, 2022, we generated $373,985 in revenue, which was a shortened period from March 7, 2022, the day we acquired CM Tech and Frame One, to June 30, 2022. Revenues increased by $360,613 during the six months ended June 30, 2023. $214,635 of the increase is attributable to generating and normalizing revenues for the full six months period as the prior period only had 3 months and 24 days of Frame One and CM Tech operations. The balance of revenues was due to a $202,000 increase in revenues in the first three months of the six months ended June 30, 2023, which offset a $56,000 decrease in CM Tech revenues in the three months ended June 30, 2022.

CM Tech generated $621,503 in revenues during the six months ended June 30, 2023, and Frame One generated $113,095 in revenues during the same period ending.

Cost of Revenues

During the six months ended June 30, 2023, we incurred $545,680 in cost of revenues, and during the six months ended June 30, 2022, we generated $287,521 in cost of revenues. The increase in cost of revenues was relatively consistent with the increase in revenue during the six months ended June 30, 2023.

Gross Profit

During the six months ended June 30, 2023, we generated $188,918 in gross profits, and during the six months ended June 30, 2022, we generated $86,464 in gross profit. The periods are not representative to be analyzed against each other since on March 7, 2022, the Company acquired a much larger business than the comparable period for June 30, 2022. Only one hundred fifteen days of CM tech operations occurred during the six months ended June 30, 2022. Gross profit margins for the six months ended June 30, 2023, were 25.7% compared to the six months ended June 30, 2022, was 23.1% which the slight improvement in margins was due to increased sales volume providing for lower costs for inventory churn.

Operating expenses

During the six months ended June 30, 2023, total operating expenses increased to $269,652 from $169,752 for the six months ended June 30, 2022. The majority of the increase is due to the Company’s CEO taking a salary of $6,000 per month and an advisor taking a salary of $5,000 per month. The $33,900 remaining difference is due to an increase in audit fees and consulting expenditures for maintaining the Company as an SEC registrant.

For the six months ended June 30, 2023, the Company had a net loss of $80,734 and for June 30, 2022, there was a loss of $1,474,658, respectively. During March 31, 2022, we recorded a $1,391,370 loss from acquiring CM Tech since it was purchased from a related party, our CEO. We expect that the Company will continue to generate increases in revenues so that we become profitable. However, there is no guarantee that we can achieve these results. The Company substantially improved cash flows from operations to positive $33,135 during the six-month period ended June 30, 2023, compared to the same period in 2022.

Liquidity and Capital Resources

As of June 30, 2023, and December 31, 2022, we had working capital deficits of $70,619 and $4,987, respectively. We historically have satisfied our liquidity requirements through cash generated from operations, subordinated related party promissory notes and issuance of equity securities. The majority of our financing of operations comes from our CEO and majority owner. A summary of our cash flows resulting from operating, investing, and financing activities for the six months ended June 30, 2023, and 2022.

	For the six	For the six
	months ended	months ended
	June 30, 2023	June 30, 2022
Operating activities	33,135	(203,637)
Investing activities	-	121,136
Financing activities	(10,000)	104,679

For the six months ended June 30, 2023, we had a $23,135 increase in cash from the year-ended December 31, 2022. Our cash flow from operations for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, improved substantially by $236,772. Cash flow from operations for June 30, 2023, is $33,135, where the same period for June 30, 2022, was negative $203,637. The improvement in our cash flow from operations is primarily due to the CM Tech and Frame One acquisition and the continued growth of our operating business.

The total net cash used by financing activities of $10,000 was due to reimbursing our CEO for the funding of our operations. In the six months ended June 30, 2022, our CEO provided $104,679 to cover working capital for our organic growth; expenses related to merging CM Tech into Powerdyne International, Inc. and the costs associated with obtaining clearance from FINRA to commence trading in our shares on the OTC markets.

The Company expects that as it continues to grow its top line revenues there will be continued improvement in cash flow from operations.

We believe that funds generated from operations, existing cash balances and, if necessary, related party short-term loans, are likely sufficient to finance our working capital and capital expenditure requirements for the foreseeable future. We have and continue to receive financing in the form of loans from our CEO to provide our required working capital. Our ability to meet our obligations and continue to operate as a going concern is highly dependent on our ability to obtain additional financing. We cannot predict whether this additional financing will be in the form of equity or debt. The financing for these goals could come from further equity financing or could from sales of securities and / or loans. If we are not successful in generating sufficient liquidity from operations or raising sufficient capital resources on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. However, any substantial supply side price increase will be shared with our customers.

Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operation.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

Recent Accounting Pronouncements

Refer to Note 3 of our condensed consolidated financial statements for recent accounting pronouncements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2023, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, as of December 31, 2022, we concluded that the Company’s disclosure, controls, and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including the Company’s CEO and CFO, do not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all errors and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following: judgements in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes, controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Our management assessed the design and effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, as of June 30, 2023, our management concluded that our internal controls over financial reporting were operating effectively.

There were no changes in our internal control over financial reporting that occurred during the three or six months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

POWERDYNE INTERNATIONAL, INC.

Dated: August 03, 2023	By:	/s/ James F. O’Rourke
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

