Form 10-Q
period 2023-09-30
POWERDYNE INTERNATIONAL, INC.
filed 2023-11-14
CIK 1435617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023.

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

There are 1,884,930,584 shares of issuer’s Common Stock outstanding as of November 01, 2023.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
		(audited)
ASSETS

Current Assets:
Cash	$8,845	$33,962
Accounts receivable	172,857	222,489
Inventory	91,779	54,982
Total current assets	273,481	311,433

Property and Equipment
Cryptocurrency miners	15,000	15,000
Less: accumulated depreciation	(15,000)	(15,000)
Total property and equipment	-	-

Intangible asset - Cryptocurrency	-	6,103

Total Assets	$273,481	$317,536

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) / EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$95,010	$78,920
Advance deposits	-	10,231
Due to related party - CEO	238,079	223,079
Sales tax payable	1,375	1,241
Income tax payable	2,950	2,950
Total Current Liabilities	337,414	316,420

Stockholders’ (Deficit) / Equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 2,000,000 shares issued and outstanding as of September 30, 2023, and 2,000,000 as of December 31, 2022	200	200
Common stock, $0.0001 par value, 2,000,000,000 shares authorized, 1,884,930,584 shares issued and outstanding as of September 30, 2023, and 1,862,430,584 shares issued and outstanding as of December 31, 2022	188,493	186,243
Additional paid-in capital	4,814,651	4,807,901
Accumulated deficit	(5,067,276)	(4,993,228)
Total Stockholders’ (Deficit) / Equity	(63,933)	1,116

Total Liabilities and Stockholders’ (Deficit) / Equity	$273,481	$317,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenues	$366,303	$370,718	$1,100,901	$744,703
Cost of revenues	291,556	221,518	838,095	509,492
Gross profit	74,747	149,200	262,806	235,211
Operating expenses	67,203	101,433	336,854	271,371
Loss on related party acquisition	-	-	-	1,391,370
Income / (loss) from operations and before income taxes	7,544	47,767	(74,048)	(1,427,530)
Income tax (provision) / expense	-	-	-	-

Net income / (loss)	$7,544	$47,767	$(74,048)	$(1,427,530)

Basic and diluted income / (loss) per common share	$0.00	$0.00	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	1,880,930,584	1,862,430,584	1,880,150,364	1,862,430,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) / EQUITY

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	-	$-	1,862,430,584	$186,243	$3,308,101	$(3,651,212)	$(156,868)

Issuance of preferred stock for merger transaction with related party	2,000,000	200	-	-	1,499,800	-	1,500,000

Net loss	-	-	-	-	-	(1,427,530)	(1,427,530)
Balance, September 30, 2022	2,000,000	200	1,862,430,584	186,243	4,807,901	(5,078,742)	(84,398)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2022	2,000,000	$200	1,862,430,584	$186,243	$4,807,901	$(4,993,228)	$1,116

Issuance of common stock for services	-	-	22,500,000	2,250	6,750	-	9,000

Net Loss	-	-	-	-	-	(74,048)	(74,048)
Balance, September 30, 2023	2,000,000	200	1,884,930,584	188,493	4,814,651	(5,067,276)	(63,933)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	September 30, 2023	September 30, 2022
Operating Activities:
Net loss	$(74,048)	$(1,427,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	2,250
Reversal of non-cash related party loss on acquisition	-	1,391,370
Reversal of non-cash increase in intangible assets - Crypto	6,103	6,320
Issuance of common stock for consulting services	9,000	-
Changes in operating assets and liabilities:
Accounts receivable	49,631	(110,900)
Inventory	(36,796)	(65,850)
Accounts payable and accrued expenses	16,090	29,646
Advance deposits	(10,231)	3,185
Sales taxes payable	135	1,017
Net cash used in operating activities	(40,117)	(170,493)

Investing Activities:
Net cash and assets acquired from CEO’s business	-	108,630
Net cash provided by investing activities	-	108,630

Financing Activities:
Due to related party-CEO advances	15,000	114,179
Net cash provided by financing activities	15,000	114,179

Net increase in cash	(25,117)	52,316
Cash, beginning of period	33,962	9,057

Cash, end of period	$8,845	$61,372

Non-cash investing and financing activities:
Preferred stock issued upon acquisition	$-	$1,500,000

Supplemental disclosures of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023, and 2022

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

September 30, 2023, and 2022

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

September 30, 2023, and 2022

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. As of September 30, 2023, the Company had an accumulated deficit of $5,067,276. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The Company’s activities will necessitate significant uses of working capital beyond September 30, 2023. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s sales and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities, revenue from operations and or affiliate funding.

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

September 30, 2023, and 2022

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023, and December 31, 2022, respectively.

Allowance for Sale Returns and Doubtful Accounts

Sales Returns – We may, on a case-by-case basis, accept returns of products from our customers, without restocking charges, when they can demonstrate an acceptable cause for the return.

Doubtful Accounts – Accounts receivable is recorded at net realizable value or the amount we expect to collect on gross customer trade receivables. We evaluate the collectability of our accounts receivable based on a combination of factors. If we become aware of a customer’s inability to meet its financial obligations after a sale has occurred, we record an allowance to reduce the net receivable to the amount we reasonably believe we will be able to collect from the customer. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience. If the financial condition of our customers were to deteriorate or if economic conditions worsen, additional allowances may be required in the future. All of our accounts receivable are trade-related receivables.

The allowance for sales returns and doubtful accounts as of September 30, 2023, amounted to $0 (September 30, 2022 - $0).

The Company sometimes receives cash deposits in advance of manufacturing and shipping its products. As of September 30, 2023, there is $0 (December 31, 2022 - $10,231) in advance deposits recorded on the balance sheet. When the products are shipped to the customer the advance deposits are recognized as product revenue.

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

Equipment

Equipment is stated at cost. Capital expenditure for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The computer equipment is depreciated over 5 years on a straight-line basis. Depreciation expenses for the three and six months ended September 30, 2023, and 2022 were $0 and $750, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023, and 2022

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Asset – Cryptocurrency

The Company considers intangible assets - cryptocurrency to be revenue that has been earned, but for which no cash has been received. Intangible assets consist of crypto mined coins that are held in a digital wallet and have not been cashed out. The basis of the valuation is the market price of the Sia coins on September 30, 2023. The Company considers this to be an intangible asset under GAAP guidelines. The Company had $-0- of intangible assets as of September 30, 2023, and $6,103 as of December 31, 2022. Revenue is recognized on the last date of the quarter based on the transaction price of the Sia coin at that date times the number of coins in the wallet. Unrealized gains and losses are recognized quarterly based on the fluctuation in the market value of the coin versus the value booked when obtained. As of September 30, 2023, there was no evidence that the Company’s intangible assets were impaired. The Company holds other cryptocurrencies under intangible assets, such as Bitcoin, etc. and these currencies are marked to market at the end of each quarter ended. The crypto-currency brokerage account also holds cash that is re-classed to cash at the end of each quarter ended.

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

When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets. The Company as of September 30, 2023, has no long-lived assets with any tangible value recorded on the balance sheet for accounting purposes.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023, and 2022

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (Continued)

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

Income taxes payable as of September 30, 2023, and December 31, 2022, was $2,950.

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

Income / (Loss) per Common Share

Basic income / (loss) per common share excludes dilutive securities and is computed by dividing net income / (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of September 30, 2023, and December 31, 2022, there were no outstanding dilutive securities, there was 2,000,000 Series A Preferred Stock outstanding, however, they were not included in the calculations as they are considered anti-dilutive and the Shares inclusion would not change the loss per share calculations as of September 30, 2023, and 2022.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023, and 2022

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income / (Loss) per Common Share (Continued)

The following table represents the computation of basic and diluted income / (losses) per share:

Income / (loss) per share is based upon the weighted average shares of common stock outstanding.

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022

Income / (loss) available for common shareholders	$7,544	$47,767	$(74,048)	$(1,427,530)

Basic and fully diluted loss per common share	$0.00	$0.00	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	1,880,930,584	1,862,430,584	1,880,150,364	1,862,430,584

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

In August 2021, the FASB issued ASU 2021-08, “Accounting for Contract Assets and Contract Liabilities in a Business Combination”. The pronouncement requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with revenue recognition guidance as if the acquirer had originated the contract. That is such acquired contracts will not be measured at fair value. The amendments in this update will be effective for us beginning with fiscal year 2023, with early adoption permitted. The amendments in this update should be applied retrospectively and at the beginning of the period that includes the adoption date. The adoption of the amendments in this update did not have a material impact on our condensed consolidated financial position and results of operations.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its condensed consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023, and 2022

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

The Market

We service the Global Semiconductor Equipment Manufacture’s our Sales to International customers were 36% and 54% of our total sales during the complete annual years for December 31, 2022, and 2021, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023, and 2022

4. EQUIPMENT – NET

Equipment consists of the following as of September 30, 2023, and December 31, 2022:

	September 30, 2023,	December 31, 2022
	(unaudited)	(audited)
Cryptocurrency miners	$15,000	$15,000
Less accumulated depreciation	(15,000)	(15,000)
Total Equipment	$—	$-

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

5. DUE TO RELATED PARTY – CEO

During the nine months ended September 30, 2023, the Company’s CEO was reimbursed $10,000 for money advanced to the Company. However, our CEO also advanced another $25,000 to fund operations during the same period. In the comparative nine months ended September 30, 2022, our CEO advanced $114,679 to the Company. The Company owes the following amounts to our CEO as of September 30, 2023, and December 31, 2022, was $238,079 and $223,079, respectively. The balances owed to our CEO are due on demand and therefore recorded as a current liability.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023, and 2022

6. ACQUISITION OF PRIVATE COMPANY OWNED BY CEO (Continued)

The pro forma information below presents statements of operations data as if the acquisition of CM Tech took place on January 1, 2020.

	Consolidated For the year Ended December 31, 2021	Consolidated For the year ended December 31, 2020

Revenues	$1,224,290	$985,613
Cost of goods sold	721,243	525,454
Gross profit	$503,047	$460,159
Operating expenses	265,779	245,531

Net Income	$237,268	$214,628

7. STOCKHOLDERS’ (DEFICIT) / EQUITY

Preferred Stock – There are 20,000,000 shares of authorized preferred stock, par value $0.0001 per share, with 2,000,000 shares issued and outstanding as of September 30, 2023 (December 31, 2022 – 2,000,000). The Series A Preferred Stock, shall be entitled to have one thousand (1,000) votes per one (1) share, at each meeting of stockholders of the Corporation (or pursuant to any action by written consent) with respect to any and all matters presented to the stockholders of the Corporation for their action or consideration. The holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

Common Stock – There are 2,000,000,000 shares of authorized Class A common stock, par value $0.0001 per share, with 1,884,930,584 shares issued and outstanding September 30, 2023, and December 31, 2022, respectively.

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

Results of Operations - The three months ended September 30, 2023, compared to the three months ended September 30, 2022:

Revenues

During the three months ended September 30, 2023, we generated $366,303 in revenue, and during the three months ended September 30, 2022, we generated $370,718 in revenue. CM Tech generated approximately $232,705 and Frame One generated approximately $133,598 in the three months ended September 30, 2022.

Cost of Revenues

During the three months ended September 30, 2023, we incurred $291,556 in cost of revenues, and during the three months ended September 30, 2022, we incurred $221,518 in cost of revenues. Cost of revenues for CM Tech was $214,059 and Frame One was $31, 292 for the three months ended September 30, 2023.

Gross Profit

During the three months ended September 30, 2023, we generated $74,747 in gross profits, and during the three months ended September 30, 2022, we generated $149,200 in gross profit.

Operating expenses

During the three months ended September 30, 2023, total operating expenses decreased to $67,203 from $101,433 for the three months ended September 30, 2022. As in the prior nine-month period, there were additional expenses incurred to finalize the SEC reporting requirements for the CM Tech and Frame One acquisition.

The net income for the three months ended September 30, 2023, and 2022 was $7,544 and $47,767, respectively. The decrease in net income is attributable to the decrease in revenues with CM Tech and the acquisition of inventory acquisition during the three months ended September 30, 2023. The acquisition of inventory was to ensure the Company’s ability to fulfil increased demand for its products.

Results of Operations - The nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:

Revenues

During the nine months ended September 30, 2023, we generated $1,100,901 in revenue, and during the nine months ended September 30, 2022, we generated $744,703 in revenue, which was a shortened period from March 7, 2022, the day we acquired CM Tech and Frame One, to September 30, 2022. Revenues increased by $356,198 during the nine months ended September 30, 2023, due to increased demand for our products.

CM Tech generated $845,510 in revenues during the nine months ended September 30, 2023, and Frame One generated $255,391 in revenues during the same period ending.

Cost of Revenues

During the nine months ended September 30, 2023, we incurred $838,095 in cost of revenues, and during the nine months ended June 30, 2022, we generated $509,492 in cost of revenues. The increase in cost of revenues was relatively consistent with the increase in revenue during the nine months ended September 30, 2023.

Gross Profit

During the nine months ended September 30, 2023, we generated $262,806 in gross profits, and during the nine months ended September 30, 2022, we generated $235,211 in gross profit. The periods are not representative to be analyzed against each other since on March 7, 2022, the Company acquired a much larger business than the comparable period for September 30, 2022. Only two hundred seven days of CM tech operations occurred during the nine months ended September 30, 2022. Gross profit margins for the nine months ended September 30, 2023, were 23.87% compared to the nine months ended September 30, 2022, was 31.58% which the decrease is due to additional purchases of inventory to for future sales fulfilment.

Operating expenses

During the nine months ended September 30, 2023, total operating expenses increased to $336,854 from $271,371 for the nine months ended September 30, 2022. The majority of the increase is due to the Company’s CEO taking a salary of $6,000 per month and an advisor taking a salary of $5,000 per month.

For the nine months ended September 30, 2023, the Company had a net loss of $74,048 and for September 30, 2022, there was a loss of $1,427,530, respectively. During March 31, 2022, we recorded a $1,391,370 loss from acquiring CM Tech since it was purchased from a related party, our CEO. We expect that the Company will continue to generate increases in revenues so that we become profitable. However, there is no guarantee that we can achieve these results.

Liquidity and Capital Resources

As of September 30, 2023, and December 31, 2022, we had working capital deficits of $63,933 and $4,987, respectively. We historically have satisfied our liquidity requirements through cash generated from operations, subordinated related party promissory notes and issuance of equity securities. The majority of our financing of operations comes from our CEO and majority owner. A summary of our cash flows resulting from operating, investing, and financing activities for the nine months ended September 30, 2023, and 2022.

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Operating activities	(40,117)	(170,493)
Investing activities	-	108,630
Financing activities	15,000	114,179

For the nine months ended September 30, 2023, we had a $25,117 decrease in cash from the year-ended December 31, 2022, due to increased purchases of inventory for sales fulfilment. Our cash flow from operations for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, improved substantially by $130,376. The improvement in our cash flow from operations is primarily due to the CM Tech and Frame One acquisition and the continued growth of our operating businesses.

In the nine months ended September 30, 2022, our CEO provided $114,179 to cover working capital for our organic growth; expenses related to merging CM Tech into Powerdyne International, Inc. and the costs associated with obtaining clearance from FINRA to commence trading in our shares on the OTC markets.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

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

Our management assessed the design and effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, as of September 30, 2023, our management concluded that our internal controls over financial reporting were operating effectively.

There were no changes in our internal control over financial reporting that occurred during the three or six months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

POWERDYNE INTERNATIONAL, INC.

Dated: November 14, 2023	By:	/s/ James F. O’Rourke
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

