Form 10-K
period 2023-12-31
POWERDYNE INTERNATIONAL, INC.
filed 2024-05-08
CIK 1435617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2023, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $800,459. The registrant’s stock does not trade. Therefore, the market value for the stock was valued at $0.0001, its par value. The registrant has no non-voting stock.

As of April 22, 2024, the registrant had 1,884,930,584 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A in connection with the 2024 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K. The proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2023.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended and within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent our expectations or beliefs concerning future events, including the following: any statements regarding future sales, costs and expenses and gross profit percentages; any statements regarding the continuation of historical trends; any statements regarding expected capital expenditures; and any statements regarding the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs, and are usually denoted by words or phrases such as “believes,” “plans,” “should,” “expects,” “thinks,” “projects,” “estimates,” “anticipates,” “will likely result,” or similar expressions. We wish to caution readers that all forward-looking statements are necessarily speculative and not to place undue reliance on forward-looking statements, which speak only as of the date made, and to advise readers that actual results could vary due to a variety of risks and uncertainties, some of which are discussed in this report in the Part I, Item 1A. Risk Factors, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. While no list of assumptions, risks, or uncertainties could be complete, some of the factors that may cause actual results or other future events, circumstances, or aspirations to differ from those in forward-looking statements include:

●	competitive and cyclical factors relating to our businesses;

●	specifically with respect to our CM Tech’s dependence on key customers and availability of raw materials;

●	requirements of and our access to capital;

●	our ability to continue to make acquisitions and to successfully integrate and operate acquired businesses;

●	risks of downturns in general economic conditions and in the motor and retail industries that could affect our business segments;

●	technological developments;

●	our ability to attract and retain key personnel;

●	product liabilities in excess of insurance;

●	changes in governmental regulation and oversight;

●	current federal regulatory issues and policies;

●	domestic or international hostilities and terrorism; and

●	the future trading prices of our common stock.

We caution you that the foregoing list of factors may not contain all of the factors that could cause actual results or other future events, circumstances, or aspirations to differ from those in forward-looking statements.

Any forward-looking statement made by the Company or on its behalf speaks only as of the date that it was made. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by applicable securities laws.

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

On March 6, 2022, pursuant to a Securities Purchase Agreement (the “SPA”), Powerdyne International, Inc. (the “Company”), acquired 100% of the issued and outstanding membership interests of Creative Motion Technology, LLC, a Massachusetts limited liability company, (the “Membership Interests”). The Membership Interests was owned by Mr. James F. O’Rourke, the principal owner and sole director and officer of the Company. The purchase price paid by the Company was 2,000,000 shares of its Series A Preferred Stock valued at $1,500,000 The Series A Preferred Stock, shall be entitled to have one thousand (1,000) votes per one (1) share, at each meeting of stockholders of the Corporation (or pursuant to any action by written consent) with respect to any and all matters presented to the stockholders of the Corporation for their action or consideration. The holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a Company’s management organizes segments within the Company for making operating decisions and assessing performance.

We primarily service the Original Equipment Manufacturers (OEM’s) in the semiconductor market by supplying custom designed motors for the robotics used in semiconductor manufacturing equipment. We also provide custom picture framing under Frame One. We consider both businesses to operate as our own business for reporting purposes. We provide cost-effective value-added turn-key solutions to our clients’ drives and articulation needs.

The Market

We service Global Semiconductor Equipment Manufacture’s our Sales to International customers were 32% and 68% of our total sales in 2023 and 2022, respectively.

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

From time to time, protectionist pressures have influenced U.S. trade policy concerning the imposition of significant duties or other trade restrictions upon foreign products. We cannot predict whether additional U.S. customs quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of foreign components in the future or what effect any of these actions would have on our business, financial condition, or results of operations. During 2023, we remained impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. However, we also have been able to share the increases with our customers to help mitigate these costs.

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

Employees

We have one executive officer. We have 9 full-time employees, and 5 consultants including legal, accounting, and information technology.

Available Information

We maintain a website (http://www.powerdyneinternational.com.), but we are not including the information contained on this website as a part of, or incorporating it by reference into, this annual report on Form 10-K. We make available free of charge through this website our annual reports, quarterly reports and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file that material with, or furnish the material to, the Securities and Exchange Commission. Information contained on our website is not incorporated into this Annual Report on Form 10-K.

Any information contained on our website, or any other websites referenced in this Form 10-K is not incorporated by reference into this Form 10-K and should not be considered a part of this Form 10-K.

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

Not Applicable

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

On February 6, 2023, FINRA approved Powerdyne International Inc. to begin trading again under the ticker symbol PWDY. From February 6, 2023, to December 31, 2023, Powerdyne has traded in a range from $0.02 to $0.0005.

Dividends and Dividend Policy

We have never paid nor declared any cash dividends on our common stock to date, and do not anticipate paying such cash dividends in the foreseeable future. Whether we declare and pay dividends is determined by our Board of Directors at their discretion, subject to certain limitations imposed under Delaware corporate law. The timing, amount, and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors. We are not aware of any contractual or similar restrictions that limit our ability to pay dividends, currently or in the future. See ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Equity Compensation Plan Information

Our board of directors adopted the 2014 Stock Option Plan (the “Plan”) in 2014 to promote our long-term growth and profitability by (i) providing our key directors, officers, and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 100,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers, and directors and those of our subsidiaries, provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have not granted shares of stock as of December 31, 2023, under the Plan.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

ITEM 6. (Reserved)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the year ended December 31, 2023, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (this “Form 10-K”).

The following discussion includes forward-looking statements. Please refer to the Forward-Looking Statements section of this Form 10-K for important information about these types of statements.

Critical Accounting Policies and Estimates

Use of Estimates – We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K in accordance with generally accepted accounting principles in the United States. These estimates have a significant impact on our valuation and reserve accounts relating to the allowance for sales returns and allowances, doubtful accounts, inventory reserves and deferred income taxes. Actual results could differ from these estimates. A complete listing of our accounting policies is under Item 8, Note 3, Summary of Significant Accounting Policies.

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

Block chain and crypto currency regulations are in a nascent state with agencies investigating businesses and their practices, gathering information, and generally trying to understand the risks and uncertainties in order to protect investors in these businesses. Regulations will certainly increase, in many cases, although it is presently not possible to know how they will increase, how regulations will apply to the Company’s businesses, or when they will be effective. Various bills have also been proposed in congress for adoption related to the Company’s business which may be adopted and have an impact on it. As the regulatory and legal environment evolves, the Company may become subject to new laws and further regulation by the SEC and other agencies, although the Company is not currently trading in digital assets and has no intention to trade in digital assets. During the second quarter of 2023, the Company disposed of all of its crypto currency assets and closed its wallet (or account) at a nominal loss.

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

As of the year ended December 31, 2022, Powerdyne has stopped the mining of Sia coin and any crypto currency due to the lack of productivity of its crypto miners. During the second quarter of 2023, the Company disposed of all of its crypto currency assets and closed its wallet (or account) at a nominal loss.

New Operating Business:

On March 6, 2022, pursuant to a Securities Purchase Agreement (the “SPA”), Powerdyne International, Inc. (the “Company”), acquired 100% of the issued and outstanding membership interests of Creative Motion Technology, LLC, a Massachusetts limited liability company, (the “Membership Interest”). The Company continues to grow its business as customer demand continues to increase. The Membership Interest was owned by Mr. James F. O’Rourke, the principal owner and sole director and officer of the Company. The purchase price paid by the Company was 2,000,000 shares of its Series A Preferred Stock valued at $1,500,000. The Series A Preferred Stock, shall be entitled to have one thousand (1,000) votes per one (1) share, at each meeting of stockholders of the Corporation (or pursuant to any action by written consent) with respect to any and all matters presented to the stockholders of the Corporation for their action or consideration. The holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

Results of Operations

The Year Ended December 31, 2023, compared to the Year Ended December 31, 2022.

Reclassifications

Certain amounts in the prior period have been reclassified to conform to the current period presentation. These reclassifications have no material effect on the reported financial results.

We generated product revenue of $1,452,950 during the year ended December 31, 2023. The increase in product revenue is due to the merger of CM Tech and Frame One (“CM Tech”). CM Tech is a motor manufacturer which are primarily used in the industrial robotics for the semiconductor manufacturing industry. All of CM Tech’s product revenue is generated from the sale of their motors. Frame One provides custom framing to local schools, colleges, artist guilds, artists, interior decorators, interior decorators / designers, museums, photographers, art galleries and theaters.

The increase in cost of revenues increased due to the acquisition of CM Tech from $801,040 on December 31, 2022, to $1,022,114. Cost of revenues consists of materials of approximately $727,000; payroll and payroll taxes of approximately $274,000 and the balance to shipping and freight of approximately $21,000 and other miscellaneous cost allocations. We expect that as revenues for CM Tech increase, the cost of products sold will increase on a linear basis unless there are unforeseen market changes to our input costs. Gross profit for the year ended December 31, 2023, is $430,836 with a gross profit percentage of 29.65% and is expected be maintained in a range of 29% to 35% for product revenue sold. The increase in gross profit as a percentage was only 6% relative to the 16% increase in sales. It was offset by increased purchases of inventory to fulfil future revenue growth.

During the year ended December 31, 2023, total operating expenses increased 44.35% to $515,009 from $356.774 compared to the year ended December 31, 2022. The increase in operating expenses is due to the acquisition of CMT Tech and the reporting of a full year of fiscal results. In 2023, operating expenses consisted of employee salaries of approximately $83,000, salary for CEO of $106,000; contract labor of $12,000, health insurance of $30,000, rent expense of $74,000, legal and accounting for $70,000, credit card fees $12,000 and consultants for $70,000. The balance of $88,000 remaining operating expenses are made up of various miscellaneous charges such as workers compensation, office supplies, computer expenses, etc.

As a result of the foregoing, we recognized a net loss of $84,173 and $1,342,016 in 2023 and 2022, respectively. The loss on a related party transaction is considered a non – routine, non-cash, one time transaction, when we reverse the $1,342,016 transaction from our net loss in 2022. The Company would have a profit of $49,754, which represents 4.12% of net product revenue. The Company had a decrease in adjusted net loss in 2023 due to slightly slower than expected revenue increases while acquiring additional inventory to satisfy future sales. The Company continues to work towards positive net income in the future consistent with our positive cash flows from operations of $33,043 in 2023.

Liquidity and Capital Resources

As of December 31, 2023, and 2022, we had working capital deficits of $74,057 and $4,987, respectively. We historically have satisfied our liquidity requirements through cash generated from operations, subordinated related party promissory notes and issuance of equity securities. The majority of our financing of operations comes from our CEO and majority owner. We expect that as our revenues increase that our cash flow from operations and working capital positions will continue to improve. A summary of our cash flows resulting from our operating, investing, and financing activities for the years ended December 31, 2023, and 2022 were as follows:

	Year Ended December 31,
	2023	2022

Operating activities	$35,042	$(44,273)
Investing activities	$-	$-
Financing activities	$15,000	$(69,179)

Cash used by operating activities decreased to $35,042 during 2023, as compared to negative $44.273 in the prior year. The $79,315 increase was primarily due to funding working capital due to the increase in revenues from the CMT acquisition.

Cash provided by financing activities was $15,000 during 2023, as compared to $69,179 in the prior year. In 2023, our CEO funded the required working capital deficit for our operations. In 2022, our CEO had to fund additional expenses for the merger in March 2022 of CMT Tech and Frame One.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POWERDYNE INTERNATIONAL, INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023, AND 2022

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Powerdyne International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Powerdyne International, Inc. as of December 31, 2023, and the related consolidated statements of operations, stockholders’(deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $5,077,401, net loss of $84,173 and a negative working capital of $74,057. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company records revenue when control of the promised services is transferred to customers, at a specific point in time and on a commission basis. This area is designated as a critical audit matter due to the substantial judgment required by management in applying the principles of revenue recognition.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed include:

●	We reviewed the company’s policies on revenue recognition to ensure they align with ASC 606 requirements. This included a thorough examination of the supporting documentation to validate the reasonableness of their application.

●	We gained an in-depth understanding of the process management uses to determine when performance obligations are met, ensuring it aligns with the outlined revenue recognition criteria.

●	We conducted substantive tests on selected revenue transactions. The extent of our testing was based on an assessment of the associated risks, ensuring comprehensive coverage of significant areas.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

May 7, 2024

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Powerdyne International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Powerdyne International, Inc. as of December 31, 2022, and 2021, the related consolidated statements of operations, stockholders’ equity / (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, CO

March 31, 2023

POWERDYNE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS

Current Assets:
Cash	$84,004	$33,962
Trade accounts receivable	70,884	222,489
Inventory	77,124	54,982
Total current assets	232,013	311,433

Equipment
Cryptocurrency miners	15,000	15,000
Less: accumulated depreciation	(15,000)	(15,000)
Total equipment	-	-

Intangible asset - Cryptocurrency	-	6,103

Total Assets	$232,013	$317,536

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) / EQUITY

Current Liabilities:
Accounts payable and accrued expenses	62,568	81,870
Advance deposits	3,658	10,231
Due to related party - CEO	238,079	223,079
Sales tax payable	1,765	1,241
Total Current Liabilities	306,070	316,420

Commitments and contingencies

Stockholders’ (Deficit) / Equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 2,000,000 shares issued and outstanding as of December 31, 2023, and 2022	200	200
Common stock, $0.0001 par value, 2,000,000,000 shares authorized, 1,884,930,584 shares issued and outstanding as of December 31, 2023, and 1,862,430,584 shares issued and outstanding as of December 31, 2022	188,493	186,243
Additional paid-in-capital	4,814,651	4,807,901
Accumulated deficit	(5,077,401)	(4,993,228)
Total Stockholders’ (Deficit) / Equity	(74,058)	1,116

Total Liabilities and Stockholders’ (Deficit) / Equity	$232,012	$317,536

The accompanying notes are an integral part of these consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year	For the year
	ended	ended
	December 31, 2023	December 31, 2022

Revenues	$1,452,950	$1,207,168
Cost of revenues	1,022,114	801,040
Gross profit	430,836	406,128
Operating expenses	515,009	356,774
Loss on related party acquisition	-	1,391,370
Loss from operations and before income taxes	(84,173)	(1,342,016)
Income tax expense	-	-

Net loss	$(84,173)	$(1,342,016)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	1,881,355,242	1,862,430,584

The accompanying notes are an integral part of these consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S (DEFICIT) / EQUITY

					Additional			Total
	Preferred Stock		Common Stock		Paid-In		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital		Deficit	(Deficit) / Equity

Balance, December 31, 2021	-	$-	1,862,430,584	$186,243	$3,308,101	#	$(3,651,212)	$(156,868)

Issuance of preferred stock for related party merger transaction	2,000,000	200	-	-	1,499,800		-	1,500,000
Net loss							(1,342,016)	(1,342,016)
Balance, December 31, 2022	2,000,000	$200	1,862,430,584	$186,243	$4,807,901		$(4,993,228)	$1,116

Issuance of common stock for services	-	-	22,500,000	2,250	6,750		-	9,000

Net loss	-	-	-	-	-		(84,173)	(84,173)

Balance, December 31, 2023	2,000,000	200	1,884,930,584	188,493	4,814,651		(5,077,401)	(74,058)

The accompanying notes are an integral part of these consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year	For the year
	ended	ended
	December 31, 2023	December 31, 2022
Operating Activities:
Net loss	$(84,173)	$(1,342,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	6,000
Reversal of non-cash related party loss on acquisition	-	1,391,370
Reversal of non-cash change in intangible assets - Crypto	6,103	7,286
Issuance of common stock for consulting services	9,000	-
Changes in operating assets and liabilities:
Trade Accounts receivable	151,604	(113,460)
Inventory	(22,142)	(54,982)
Accounts payable and accrued expenses	(19,301)	50,057
Advance deposits	(6,573)	10,231
Sales taxes payable	524	1,241
Net cash provided / (used) in operating activities	$35,042	$(44,274)

Financing Activities:
Due to related party - CEO	15,000	69,179
Net cash provided by financing activities	$15,000	$69,179

Net increase in cash	50,042	24,905
Cash, beginning of period	33,962	9,057

Cash, end of period	$84,004	$33,962

Non-cash investing and financing activities:
Preferred stock issued upon acquisition	$-	$1,500,000
Supplemental disclosure if cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, and 2022

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

At the closing of the merger, each share of Powerdyne, Inc’s common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive 7,520 shares of common stock of Powerdyne International, Inc. Accordingly, an aggregate of 188,000,000 shares of common stock of Powerdyne International Inc. were issued to the holders of Powerdyne Inc.’s common stock.

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

December 31, 2023, and 2022

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

December 31, 2023, and 2022

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

All figures are in U.S. Dollars.

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has not generated significant revenues from its principal operations until March 6, 2022, with the acquisition of CM Tech that will generate between $1.4 to $2.0M in revenues annually. As of December 31, 2023, the Company had an accumulated deficit of $5,077,401 (December 31, 2022 - $4,993,228). The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required. For the year ended December 31, 2023, CM Tech has negative cash flow from operations in prior year but has turned positive in 2023. The Company is working towards consistently generating positive cash flow from operations by increasing revenues and by analyzing potential acquisition targets.

The Company’s activities will necessitate significant uses of working capital beyond December 31, 2023. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s sales, cash flow from operations and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities, revenue from operations and or affiliate funding.

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

Principles of Consolidation

Our consolidated financial statements include the accounts of Powerdyne International Inc and its one division and related subsidiaries. All intercompany transactions and balances between consolidated entities have been eliminated. The Company has the following wholly owned subsidiaries: Creative Motion Technology, LLC and Frame One, LLC.

Reclassifications

Certain amounts in the prior period have been reclassified to conform to the current period presentation. These reclassifications have no material effect on the reported financial results.

POWERDYNE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, and 2021

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023, and 2022, respectively.

Allowances for Sales Returns and Doubtful Accounts

Sales Returns - We may, on a case-by-case basis, accept returns of products from our customers, without restocking charges, when they can demonstrate an acceptable cause for the return.

Doubtful Accounts - Management analysis its accounts receivable in accordance with ASC 326 are their “expected losses” in their portfolio of customers. The Company has a direct and long-term relationship with all of its customers. The Company reviews each customer on a quarterly basis. Historically, the Company has not incurred any significant bad debt expenses. Therefore, based on historical results and our current analysis the Company does not expect any losses to the December 31, 2023 as no losses are expected to be incurred.

The Company operates in the manufacturing and retail industry and its accounts receivable are primarily derived from retail and wholesale customers; the Company recognizes an expected allowance for credit losses. In addition, also at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially which could exist in circumstances where amounts are considered at risk or uncollectible.

The allowance estimate is derived from a review of the Company’s historical losses based on the ageing of receivables. This estimate is adjusted for management’s assessment of current conditions, in which to calculate the expected allowance for credit losses. The Company’s customer base has remained constant since inception.

The Company expects across all pools of accounts receivable that there are no changes in credit losses for 2023 and maintains a zero balance for 2023 and for 2022. The Company does not expect its credit loss reserve to change in the next twelve months.

The Company sometimes receives cash deposits in advance of manufacturing and shipping its products. As of December 31, 2023, there is $3,658 (December 31, 2022 - $10,231) in advance deposits recorded on the balance sheet. When the products are shipped to or picked up by the customer the advance deposits are recognized as product revenue.

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

Equipment

Equipment is stated at cost. Capital expenditure for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The computer equipment is depreciated over 5 years on a straight-line basis. Depreciation expenses for the years ended December 31, 2023, were $-0- and 2022 was $6,000, respectively.

Intangible Assets and Goodwill:

We account for intangible assets and goodwill in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Intangible asset amounts represent the acquisition date fair values of identifiable intangible assets acquired. The fair values of the intangible assets were determined by using the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment. The rates used to discount projected future cash flows reflected a weighted average cost of capital based on our industry, capital structure and risk premiums including those reflected in the current market capitalization. Definite-lived intangible assets are amortized over their useful lives, which have historically ranged from 10 to 20 years. The carrying amounts of our definite-lived intangible assets are evaluated for recoverability whenever events or changes in circumstances indicate that the entity may be unable to recover the asset’s carrying amount.

We assess our intangible assets in accordance with ASC 360 “Property, Plant, and Equipment” (“ASC 360”). Impairment testing is required when events occur that indicate an asset group may not be recoverable (“triggering events”). As detailed in ASC 360-10-35-21, the following are examples of such events or changes in circumstances (sometimes referred to as impairment indicators or triggers): (a) A significant decrease in the market price of a long-lived asset (asset group) (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition. (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group) (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group) (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent. We have evaluated our intangible assets and found that certain losses and a delay in our business plan may have constituted a triggering event for our intangible assets.

The Company had disposed of all its crypto currencies in the second quarter of 2023. The Company immediately closed its crypto-currency account and / or wallet.

Long-Lived Assets

In accordance with ASC 360, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, and 2022

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets (Continued)

When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets since they are fully amortized and / or disposed of. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets, if the Company acquires any long-lived assets.

Business Combinations

We apply the provisions of ASC 805, Business Combinations (ASC 805), in accounting for our acquisitions. ASC 805 requires that we evaluate whether a transaction pertains to an acquisition of assets, or to an acquisition of a business. A business is defined as an integrated set of assets and activities that is capable of being conducted and managed for the purpose of providing a return to investors. Asset acquisitions are accounted for by allocating the cost of the acquisition to the individual assets and liabilities assumed on a relative fair value basis; whereas the acquisition of a business requires us to recognize separately from goodwill the assets acquired, and the liabilities assumed at the acquisition date fair values. Goodwill as of the business acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the business acquisition date as well as any contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the business acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of a business acquisition’s measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

In addition, uncertain tax positions and tax related valuation allowances assumed in a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the business acquisition date with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of the tax allowances or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

Advertising Expenses

The Company records advertising expenses per ASC 720-35-50-1 which they are expensed as they are incurred or the first time when the advertising takes place. During the years ended December 31, 2023, and 2022, there were no advertising costs incurred by the Company.

Shipping Activities

Outbound shipping charges to customers are included in “Product revenue”. Outbound shipping-related costs are included in “Cost of products sold”.

Stock-Based Compensation

Share-based compensation is accounted for based on the requirements of ASC 718, “Compensation-Stock Compensation’ (“ASC 718”) which requires recognition in the financial statements of the cost of employee, consultant, or director services received in exchange for an award of equity instruments over the period the employee, consultant, or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee, consultant, or director services received in exchange for an award based on the grant-date fair value of the award.

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

ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal, Rhode, Island and Massachusetts as our “major” tax jurisdictions. With limited exceptions, we remain subject to Internal Revenue Service (“IRS”) examination of our income tax returns filed within the last three (3) years, and to Massachusetts Department of Revenue examination of our income tax returns filed within the last four (4) years. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, and 2022

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

The Company follows Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that requires the use of fair value measurements, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2: Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3: Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (“FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s financial instruments consisted of cash, accounts receivable, intangible assets – cryptocurrency, accounts payable and accrued expenses, advance deposit, due to related party – CEO and sales tax payable. The estimated fair value of these financial instruments approximates its carrying amount based on the short-term maturity of these instruments.

Other Comprehensive Income

The Company has analyzed paragraphs ASC 220-10-45-1 to ASC 220-10-45-10B and none of the items recorded in the income statement would qualify as Other Comprehensive Income.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, and 2022

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of December 31, 2023, and December 31, 2022, there were no outstanding dilutive securities, except as of December 31, 2023, there was 2,000,000 Series A Preferred Stock outstanding, however, they were not included in the calculations as they are considered anti-dilutive.

The following table represents the computation of basic and diluted losses per share:

Net loss per share is based upon the weighted average shares of common stock outstanding.

	Year ended December 31, 2023	Year ended December 31, 2022

Loss available for common shareholder	$(84,173)	$(1,342,016)
Basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	1,881,355,242	1,862,430,584

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

December 31, 2023, and 2022

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Guidance Not Yet Adopted

None

Recent Accounting Guidance Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses instead of incurred losses. It also modified the impairment model for available-for-sale debt securities and provided a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU No. 2016-13 is effective for smaller reporting companies for fiscal years beginning after December 15, 2021, and the interim periods within those fiscal years. Early adoption is permitted. The Company has adopted this new accounting standard on its consolidated financial statements and related disclosures; however, adoption of this ASU has had no material impact on the Company’s financial statements.

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

In August 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-08, “Clarifies Accounting for Contract Assets and Contract Liabilities in a Business Combination”. The pronouncement requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with revenue recognition guidance as if the acquirer had originated the contract. That is such acquired contracts will not be measured at fair value. ASU 2021-08 will be effective in fiscal years starting after December 15, 2022. Early adoption is permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU enhances the disclosures related to segment reporting for public entities. It requires entities to disclose significant segment expenses for each reportable segment, providing greater transparency in segment performance. The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating how this ASU will impact its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances the transparency and decision usefulness of income tax disclosures. It is designed to provide more detailed information about an entity’s income tax expenses, liabilities, and deferred tax items, potentially affecting how companies report and disclose their income tax-related information. The ASU is effective for public business entities for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. The Company is currently evaluating how this ASU will impact its consolidated financial statements and disclosures.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or consolidated results of operations.

Lease Accounting

For contracts entered into on or after October 1, 2019, the Company assesses at contract inception whether the contract is, or contains, a lease. Generally, it determines that a lease exists when (i) the contract involves the use of a distinct identified asset, (ii) obtains the right to substantially all economic benefits from use of the asset and (iii) it has the right to direct the use of the asset.

At the lease commencement date, the Company recognizes a right-of-use asset and a lease liability for all leases, except short-term leases with an original term of 12 months or less. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any prepayments to the lessor and initial direct costs, such as brokerage commissions, less any lease incentives received.

All right-of-use assets are periodically reviewed for impairment in accordance with standards that apply to long-lived assets. The lease liability is initially measured at the present value of the lease payments, discounted using an estimate of the Company’s incremental borrowing rate for a collateralized loan with the same term as the underlying lease. The incremental borrowing rates used for the initial measurement of lease liabilities as of October 1, 2019, were based on the original lease terms.

Lease payments included in the measurement of lease liabilities consist of (i) fixed lease payments for the noncancelable lease term, (ii) fixed lease payments for optional renewal periods where it is reasonably certain the renewal option will be exercised, and (iii) variable lease payments that depend on an underlying index or rate, based on the index or rate in effect at lease commencement. Certain of the Company’s real estate lease agreements require variable lease payments that do not depend on an underlying index or rate, such as sales and value-added taxes, the Company’s proportionate share of actual property taxes, insurance, common area maintenance, and utilities. The Company has elected an accounting policy, as permitted by ASC 842, not to account for such payments as part of related lease payments. Consequently, such payments are recognized as operating expenses when incurred.

Lease expense for operating leases consists of the fixed lease payments recognized on a straight-line basis over the lease term plus variable lease payments as incurred. Amortization of the right-of-use asset for operating leases reflects amortization of the lease liability, any differences between straight-line expense and related lease payments during the accounting period, and any impairments. Finance lease payments are allocated between a reduction of the lease liability and interest expense, and the related asset is depreciated as described under “Equipment” above.

Revenue Recognition

Sia coin is the only crypto coin that Powerdyne has mined. The coins were held in the Company’s Sia coin digital wallet. When coins were exchanged for USD, they were then transferred to the Company’s exchange wallet that was held at a US based crypto exchange which provides support for two-factor authentication. We also had wallet password management, and offsite backups. The coins were held in anticipation of future price appreciation as crypto currencies become more widely accepted, but some coins were exchanged for USD on an as needed basis. The Company also realized there was no guarantee the coins would appreciate in value. Revenue was recognized on the last date of the quarter based on the market price of the Sia coin at that date times the number of coins in the wallet. The Company no longer is in the business of producing Sia coins.

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

Major Customers and Concentration of Credit Risk

The Company has two major customers, which account for approximately 66% of the balance of accounts receivable as of December 31, 2023 (December 31, 2022 – 66%) and 30% of the Company’s revenues for the year ended December 31, 2023 (December 31, 2022 – 22%) were attributable to these same customers. The Company evaluates industry specific credit risk but does not believe that any material risk is identified that could materially impact on our results of consolidated operations and consolidated financial position.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company may maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit of $250,000. The Company has not incurred any loss from this risk, nor does it expect it to. The Company’s revenues from product sales and accounts receivable have no material or significant concentration in anyone or a multitude of customers and all receivables are expected to be collected.

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a Company’s management organizes segments within the Company for making operating decisions and assessing performance.

We primarily service the Original Equipment Manufacturers (OEM’s) in the semiconductor market by supplying custom designed motors for the robotics used in semiconductor manufacturing equipment. We also provide custom picture framing under Frame One. We consider both businesses to operate as their own business for reporting purposes. We provide cost-effective value-added turn-key solutions to our clients’ drives and articulation needs.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, and 2022

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Market

We service the Global Semiconductor Equipment Manufacture’s our Sales to International customers were 32% and 36% of our total sales in 2023 and 2022, respectively.

4. ACCOUNTS RECEIVABLE

Accounts receivable primarily relate to uncollected sales of custom designed motors and custom picture frames. Differences between the amounts from customers less an estimated allowance for doubtful accounts, if deemed necessary by management, and based on review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts, if any, by identifying troubled accounts and by using historical experience applied to the aging of accounts. As of December 31, 2023, and 2022 there was no allowance for doubtful accounts required.

5. INVENTORIES

As of December 31, 2023, and 2022, the Company’s inventories consist of custom designed motors and picture frames. Inventories are valued at the lower cost of the market (net realizable value).

6. EQUIPMENT - NET

Equipment consists of the following as of December 31, 2023, and 2022:

	December 31,	December 31,
	2023	2022
	(unaudited)	(audited)
Cryptocurrency miners	$15,000	$15,000
Less accumulated depreciation	(15,000)	(15,000)

Total Property and Equipment	$-	$-

Equipment is stated at cost and depreciated on a straight- line basis over the assets’ estimated useful lives: computer equipment 5 years. Total depreciation expenses for the year ended December 31, 2023, and 2022 were $-0- and $6,000, respectively.

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

7. INTANGIBLE ASSET – CRYTPOCURRENCY

The Company considers intangible assets - cryptocurrency to be revenue that has been earned, but for which no cash has been received. Intangible assets consist of crypto mined coins that are held in a digital wallet and have not been cashed out. The basis of the valuation is the market price of the Sia coins on December 31, 2023. The Company considers this to be an intangible asset under GAAP guidelines. The Company had $-0- intangible assets as of December 31, 2023, and $6,103 as of December 31, 2022. Revenue is recognized on the last date of the quarter based on the transaction price of the Sia coin at that date times the number of coins in the wallet. Unrealized gains and losses are recognized quarterly based on the fluctuation in the market value of the coin versus the value recorded when obtained. As of December 31, 2023, there was no intangible assets cryptocurrency as the Company had disposed of its holdings in the second quarter of 2023 and has closed its wallet.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, and 2022

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2023, and 2022, our accounts payable are primarily made up of trade payables for purchase of motor parts and picture frames. Additionally, our accounts payable and accrued liabilities will consist of other vendor invoices, amounts owed to employees and other invoices related to the Company’s advisors.

9. DUE TO RELATED PARTY - CEO

During the year ended December 31, 2023, our CEO advanced the Company $15,000 December 31, 2022 - $69,179). The amount accrued but not yet paid to our CEO on December 31, 2023, and December 31, 2022, was $238,079 and $223,079, respectively. The debt is unsecured and is not guaranteed by the Company. The CEO can call debt obligation at any time.

10. ACQUISITION OF PRIVATE COMPANY OWNED BY CEO

On March 6, 2022, pursuant to a Securities Purchase Agreement (the “SPA”), Powerdyne International, Inc. (the “Company”), acquired 100% of the issued and outstanding membership interests of Creative Motion Technology, LLC, a Massachusetts limited liability company, (the “Membership Interest”). The Membership Interest was owned by Mr. James F. O’Rourke, the principal owner and sole director and officer of the Company. The purchase price paid by the Company was 2,000,000 shares of its Series A Preferred Stock valued at $1,500,000, The Series A Preferred Stock, shall be entitled to have one thousand (1,000) votes per one (1) share, at each meeting of stockholders of the Corporation (or pursuant to any action by written consent) with respect to any and all matters presented to the stockholders of the Corporation for their action or consideration. The holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, and 2022

10. ACQUISITION OF PRIVATE COMPANY OWNED BY CEO (Continued)

Business combination related costs were expensed as incurred and consisted of various advisory, legal, accounting and other professionals approximate $65,000 for the year end December 31, 2022. These costs are included in general and administrative expenses in our consolidated statement of operations.

The pro forma financial information below presents statements of operations data as if the acquisition of CM Tech took place on January 1, 2020. The audited financial information does not purport to be indicative of the Company’s combined results of operations which would actually have been obtained had the acquisition taken place on January 1, 2020, nor should it be taken as indicative of future consolidated results of operations.

	Consolidated	Consolidated
	For the year	For the year
	ended	ended
	December 31, 2021	December 31, 2020

Revenues	$1,224,290	$985,613
Cost of Goods Sold	721,243	525,454
Gross profit	$503,047	$460,159
Operating expenses	265,779	245,531

Net Income	$237,268	$214,628

11. STOCKHOLDERS’ (DEFICIT) / EQUITY

Preferred Stock – There are 20,000,000 shares of authorized preferred stock, par value $0.0001 per share, with 2,000,000 shares issued and outstanding as of December 31, 2023, and 2022. The 2,000,000 preferred shares were issued to our CEO. The Series A Preferred Stock, shall be entitled to have one thousand (1,000) votes per one (1) share, at each meeting of stockholders of the Corporation (or pursuant to any action by written consent) with respect to any and all matters presented to the stockholders of the Corporation for their action or consideration. The holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

Common Stock – There are 2,000,000,000 shares of authorized Class A common stock, par value $0.0001 per share, with 1,884,930,584 shares issued and outstanding as of December 31, 2023, and 1,862,430,584 shares issued and outstanding as of December 31, 2022.

March 6, 2022, the Company issued 2,000,000 preferred shares to our CEO in exchange for his 100% owned private company CMT Tech.

Common stock was issued by the Company for the year ended December 31, 2023, as described below and no common stock was issued by the Company for the year ended December 31, 2022.

Stock issued for services.

On February 27, 2023, the Company issued 7,500,000 shares to a consultant as compensation for accounting services rendered. The fair value of the services was $3,000.

On February 27, 2023, the Company issued 15,000,000 shares to a consultant as compensation for legal services rendered. The fair value of the services was $6,000.

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

12. INCOME TAXES

Income tax provision is summarized as follows:

	Year Ended December 31,
	2023	2022
Current:
Federal	$17,676	$10,449
State	6,734	3,980
	24,410	14,429
Deferred:
Federal	-	-
State	-	-
Change in valuation allowance	434,409	57,805
Net operating losses	(458,819)	(72,234)

Income tax provision	$-	$-

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, and 2022

12. INCOME TAXES (Continued)

The actual income tax provision differs from the “expected” tax computed by applying the Federal corporate tax rate of 21% to the income before income taxes as follows:

	Year Ended December 31,
	2023	2022
“Expected” income tax benefit	$17,676	$49,754
State tax expense, net of Federal Benefit	6,734	3,980
Change in valuation allowance	434,409	57,805
Other	-	-
Net operating losses	(458,819)	(111,539)

Income tax provision	$-	$-

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Inventory reserves	$-	$-
Allowances for bad debts and returns	-	-
Accrued expenses	(19,301)	(50,055)
Asset valuation reserves	-	-
Net operating loss carry forwards - estimated	5,396,883	4,993,228
Other		-
Total deferred tax assets	5,377,582	4,943,173
Valuation allowance	(5,377,582)	(4,943,173)

	-	-
Deferred tax liabilities:
Deferred state taxes	-	-
Total deferred tax liabilities	-	-

Net deferred tax assets	$-	$-

As of December 31, 2023, we have an estimated $5,256,116 (2022 - $4,993,228) in estimated net operating loss carryforwards for federal and state income tax purposes. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets. We have identified the U.S. federal, Delaware, and Massachusetts “major” tax jurisdiction. Delaware is for Franchise Tax Purposes only, which we paid $1,250 in 2023 and 2022. With limited exceptions, we remain subject to IRS examination of our income tax returns filed within the last three (3) years, and to Massachusetts Department of Revenue examination of our income tax returns within the last four (4) years.

13. COMMITMENTS AND CONTINGENCIES

Office Space

Our corporate headquarters are in a full-service office suite located in a building in North Reading, Massachusetts, consisting of approximately 5,000 square feet of retail, manufacturing, and office space. The Company’s contractual term as of December 31, 2023, is less than twelve months. The agreement has no option for renewal and no bargain purchase option. Based on these facts and other legal terms in the rental agreement. The Company has recorded the agreement as a rental contract as its terms are effectively a month-to-month contract and can be terminated at any time. The Company pays $5,000 a month and the contract formally expires in January 2025. The Company records $5,000 every month as an expense.

Litigation

There is no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS FIRM ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our internal control over financial reporting and concluded that it was effective as of December 31, 2023.

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

ITEM 9 B: OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS. None.

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of December 31, 2023:

Name	Age	Position	Since
James F. ‘Rourke	69	President, Secretary, CFO and Director	May 6, 2016

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

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

Presently no requirement is contained in our Articles of Incorporation, Bylaws, or minutes which require officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

ITEM 11: EXECUTIVE COMPENSATION

Executive compensation during the years ended December 31, 2023, 2022, and 2021 was as follows:

		Annual	Annual	Stock		All	Annual
		Payments	Payments	And	Compensation	Other	Compensation
Name/Position	Year	Salary	Made	Options (1)	Plans	Compensation	Total

James F. O’Rourke	2023	$110,000	$-	-	-	-	$110,000
Chief Executive Officer and Director	2022	$60,000	$-	-	-	-	$60,000
	2021	$-	$-	$-	-	-	$-

Employment Agreement

We do not have any employment agreements with our officers.

Stock Option Plan

Under the Company’s 2014 Stock Option Plan, no options have been granted.

Outstanding Equity Awards at Fiscal Year-End

There were No Equity Awards during the fiscal year ended December 31, 2023, and 2022, respectively,

Employee Pension, Profit Sharing, or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director’s Compensation

At present we do not pay our directors to attend meetings of our Board of Directors, although we expect to adopt a director’s compensation policy by the end of the current year.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2023, the number and percentage of the outstanding shares of common stock, which, according to the information available to us, were beneficially owned by:

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

COMMON STOCK		Number of Shares of	Percent of
Name	Position	Common Stock	Class (1)

James F. O’Rourke	Chief Executive Officer and Director	215,971,399	11.4%
Arthur M. Read, II, Esq.	Shareholder	276,446,194	15.4%
Eric Foster	Shareholder	135,000,000	7.2%

Linda H. Madison	Shareholder	114,000,000	6.1%
Total owned by officers and directors (1)		215,971,399	11.4%

(1) Based upon 1,884,930,584 shares outstanding.

ITEM 13: CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Advances

During the year ended December 31, 2023, the Company’s CEO advanced $15,000 (2022 - $60,179). Due to related party - CEO on December 31, 2023, and December 31, 2022, was $238,079 and $223,079, respectively. The debt is unsecured and is not guaranteed by the Company. The CEO can call debt obligation at any time.

Employee Benefit Plans

We have an employee benefit plan and a stock option plan.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm of BF Borgers CPA PC for the December 31, 2023, and 2022 audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	Year Ended December 31,
	2023	2022
BF Borgers CPA PC	$60,500	$74,592

BF Borgers CPA PC does not complete the Company’s tax filings. The Company incurred $0 for tax related services in 2023 and $2,662.50 for the year ended 2022.

On January 16, 2024, BF Borgers CPA PC (“BF Borgers”) was dismissed as independent registered public accounting firm for Powerdyne International, Inc. (the “Company”).

On January 16, 2024, the Company engaged Fortune CPA Inc. as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023.

On April 10, 2024, Fortune CPA Inc.(“Fortune”) was dismissed as an independent registered public accounting firm for Powerdyne International, Inc.

 On April 10, 2024, the Company engaged Olayinka Oyebola & Co. as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended December 31, 2023, and 2022.

The board of directors will evaluate and approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures. BF Borgers CPA PC has been the Company’s auditor since 2020.

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

POWERDYNE INTERNATIONAL, INC.

Date: May 8, 2024	By:	/s/ James F. O’Rourke
James F. O’Rourke, Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ James F. O’Rourke	Principal Executive Officer & Principal Financial &
James F. O’Rourke	Accounting Officer & Director	May 8, 2024

