Form 10-Q
period 2024-03-31
POWERDYNE INTERNATIONAL, INC.
filed 2024-05-21
CIK 1435617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

There are 1,884,930,584 shares of issuer’s Common Stock outstanding as of May 10, 2024.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023

ASSETS

Current Assets:
Cash	$94,780	$84,004
Trade accounts receivable	68,107	70,884
Inventories	71,396	77,124
Loan origination fees	11,700	-
Total current assets	245,983	232,013

Equipment
Cryptocurrency miners	15,000	15,000
Less: accumulated depreciation	(15,000)	(15,000)
Total equipment	-	-

Total Assets	$245,983	$232,013

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$99,116	$62,568
Advance deposits	6,312	3,658
Due to related party - CEO	238,079	238,079
Sales tax payable	2,035	1,765
Short term loan payable	70,200	-
Total Current Liabilities	415,742	306,070

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 2,000,000 shares issued and outstanding as of March 31, 2024, and December 31, 2023	200	200
Common stock, $0.0001 par value, 2,000,000,000 shares authorized, 1,884,930,584 shares issued and outstanding as of March 31, 2024, and December 31, 2023	188,493	188,493
Additional paid-in-capital	4,814,651	4,814,651
Accumulated deficit	(5,173,103)	(5,077,401)
Total Stockholders’ Deficit	(169,759)	(74,058)

Total Liabilities and Stockholders’ Deficit	$245,983	$232,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ending	For the three months ending
	March 31, 2024	March 31, 2023

Revenues	$275,739	$450,274
Cost of revenues	215,251	302,723
Gross profit	60,488	147,551
Operating expenses	156,189	150,731
Loss from operations and before income taxes	(95,702)	(3,180)
Income tax expense	-	-

Net loss	$(95,702)	$(3,180)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	1,884,930,584	1,870,430,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ (Deficit) /
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2022	2,000,000	$200	1,862,430,584	$186,243	$4,807,901	$(4,993,228)	$1,116

Issuance of common stock for services	-	-	22,500,000	2,250	6,750	-	9,000

Net loss	-	-	-	-	-	(84,173)	(84,173)

Balance, December 31, 2023	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	$(5,077,401)	$(74,058)

Net loss	-	-	-	-	-	(95,702)	(95,702)

Balance, March 31, 2024	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	$(5,173,103)	$(169,759)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ending	For the three months ending
	March 31, 2024	March 31, 2023
Operating Activities:
Net loss	$(95,702)	$(3,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Reversal of non-cash change in intangible assets - Crypto	-	(3,433)
Issuance of common stock for consulting services	-	9,000
Changes in operating assets and liabilities:
Trade accounts receivable	2,777	(4,677)
Inventories	5,729	1,847

Accounts payable and accrued expenses	36,549	38,789
Advance deposits	2,654	10,664
Sales taxes payable	270	(201)
Net cash provided / (used) in operating activities	$(47,723)	$48,809

Financing Activities:
Due to related party - CEO	-	(10,000)
Short term loan payable	58,500	-
Net cash provided by financing activities	$58,500	$(10,000)

Net increase in cash	10,776	38,809
Cash, beginning of period	84,004	33,962

Cash, end of period	$94,780	$72,771

Supplemental disclosure if cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024, and 2023

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024, and 2023

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024, and 2023

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. As of March 31, 2024, the Company had an accumulated deficit of $5,173,103. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The Company’s activities will necessitate significant uses of working capital beyond March 31, 2024. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s sales and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities, revenue from operations and or affiliate funding.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024, and 2023

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024, and December 31, 2023, respectively.

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

The allowance for sales returns and doubtful accounts as of March 31, 2024, and 2023 was $0, respectively.

The Company sometimes receives cash deposits in advance of manufacturing and shipping its products. As of March 31, 2024, there is $6,312 (December 31, 2023 - $3,658) in advance deposits recorded on the balance sheet. When the products are shipped to the customer the advance deposits are recognized as product revenue.

Inventories

Inventories, consisting principally of products held for sale, is stated lower of cost, using the first-in, first-out method, and net realizable value. The amount presented in the accompanying consolidated balance sheet has no valuation allowance.

As of December 31, 2023, and 2022, the Company’s inventories consist of custom designed motors and picture frames. Inventories are valued at the lower cost of the market (net realizable value).

Equipment

Equipment is stated at cost. Capital expenditure for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The computer equipment is depreciated over 5 years on a straight-line basis. Depreciation expenses for the three months ended March 31, 2024, and 2023 were $0, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024, and 2023

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Asset and Goodwill

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024, and 2023

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

Advertising Expenses

The Company records advertising expenses per ASC 720-35-50-1 which they are expensed as they are incurred or the first time when the advertising takes place. During the three months ended March 31, 2024, and 2023, there were no advertising costs incurred by the Company.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024, and 2023

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (Continued)

ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax position, as defined, seeks to reduce the diversity in practice associated with certain aspect of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and Massachusetts as our “major” tax jurisdictions. With limited exceptions, we remain subject to Internal Revenue Service (“IRS”) examination of our income tax returns filed within the last three (3) years, and to Massachusetts Department of Revenue examination of our income tax returns within the last four (4) years. However, certain tax attribute carry forwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Income taxes payable as of March 31, 2024, and December 31, 2023, was $-0-.

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

The Company’s financial instruments consisted of cash, accounts receivable, intangible assets – cryptocurrency, accounts payable and accrued expenses, advance deposit, due to related party – CEO, ales tax payable, and short-term loan payable. The estimated fair value of these financial instruments approximates its carrying amount based on the short-term maturity of these instruments.

Other Comprehensive Income

The Company has analyzed paragraphs ASC 220-10-45-1 to ASC 220-10-45-10B and none of the items recorded in the income statement would qualify as Other Comprehensive Income.

Loss per Common Share

Loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three months ended March 31, 2024, and 2023, there were no outstanding dilutive securities, except as of March 31, 2024, and 2023, there was 2,000,000 Series A Preferred Stock outstanding, however, they were not included in the calculations as they are considered anti-dilutive.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024, and 2023

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share (Continued)

The following table represents the computation of basic and diluted losses per share:

Loss per share is based upon the weighted average shares of common stock outstanding.

	For the three months ending March 31, 2024	For the three months ending March 31, 2023
Loss available for common shareholder	$(95,702)	$(3,180)
Basic and fully diluted loss per share	$(0.00)	$0.00

Weighted average common shares outstanding - basic and diluted	1,884,930,584	1,870,430,584

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

Recent Accounting Guidance Not Yet Adopted

None

Recent Accounting Guidance Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU enhances the disclosures related to segment reporting for public entities. It requires entities to disclose significant segment expenses for each reportable segment, providing greater transparency in segment performance. The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating how this ASU will impact its condensed consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances the transparency and decision usefulness of income tax disclosures. It is designed to provide more detailed information about an entity’s income tax expenses, liabilities, and deferred tax items, potentially affecting how companies report and disclose their income tax-related information. The ASU is effective for public business entities for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. The Company is currently evaluating how this ASU will impact its condensed consolidated financial statements and disclosures.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or consolidated results of operations.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024, and 2023

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2024, and 2023

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

Major Customers and Concentration of Credit Risk

The Company has two major customers, which account for approximately 95% of the balance of accounts receivable as of March 31, 2024, (December 31, 2023 - 30%) of the Company’s revenues for the three months ended March 31, 2024 – 95% (March 31, 2023 –80%) were attributable to these same customers. The Company evaluates industry specific credit risk but does not believe that any material risk is identified that could materially impact on our results of consolidated operations and consolidated financial position.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2023, and 2022

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Suppliers

We have developed a strong collaborative relationship with a select few ISO Certified component manufacturers both domestically and in Asia. These strategic relationships have been developed over the past 20 years, which ensure that we are able to maintain a steady flow of components while maintaining a high level of quality. With these relationships

4. DUE TO RELATED PARTY – CEO

During the three months ended March 31, 2024, the Company’s CEO did not fund nor was reimbursed for his outstanding payable but during the three months ended March 31, 2023, was reimbursed $10,000 for money advanced to the Company. The Company owes the following amounts to our CEO as of March 31, 2024, and December 31, 2023, was $238,079 respectively. The balances owed to our CEO are due on demand and therefore recorded as a current liability.

5. SHORT TERM LOAN PAYABLE

During the quarter ended March 31, 2023, the Company entered into a debt arrangement that requires that the Company pay back $70,200 in 10 number of installments. The Company received $58,500 in cash to fund operations and incurred $11,400 in upfront expenses and will pay interest at a rate of 15%. The Company will pay off the debt in the next 6 months. Additionally, the Company had to place 115,000,000 shares into escrow as collateral for the short-term loan. As of the reporting date the Company was in full compliance of the short-term loan.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2023, and 2022

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

7. STOCKHOLDERS’ DEFICIT

Preferred Stock – There are 20,000,000 shares of authorized preferred stock, par value $0.0001 per share, with 2,000,000 shares issued and outstanding as of March 31, 2024 (December 31, 2023 – 2,000,000). The Series A Preferred Stock, shall be entitled to have one thousand (1,000) votes per one (1) share, at each meeting of stockholders of the Corporation (or pursuant to any action by written consent) with respect to any and all matters presented to the stockholders of the Corporation for their action or consideration. The holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

Common Stock – There are 2,000,000,000 shares of authorized Class A common stock, par value $0.0001 per share, with 1,884,930,584 shares issued and outstanding March 31, 2024, and December 31, 2023, respectively.

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

8. COMMITMENTS AND CONTINGENCIES

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

Results of Operations - The three months ended March 31, 2024, compared to the three months ended March 31, 2023:

Revenues

During the three months ended March 31, 2024, we generated $275,739 in revenue, and during the three months ended March 31, 2023, we generated $450,274 in revenue. Revenues for CM Tech, LLC decreased by approximately $174,535 due to fulfilling a backlog in demand in 2023 and with historical revenue decreases during an election year. Although management expects revenues to increase for CM Tech through the end of 2024. Revenues for Frame One, LLC increased during the three months for March 31, 2024, to $24,400. Additionally, there were no more revenues from crypto-currency (three months ended March 31, 2023 - $3,433) during the three months ended March 31, 2024.

Cost of Revenues

During the three months ended March 31, 2024, we incurred $215,251 in cost of revenues, and during the three months ended March 31, 2023, we generated $302,723 in cost of revenues. Cost of revenue decreased consistently with the decrease in revenues.

Gross Profit

During the three months ended March 31, 2024, we generated $60,487 in gross profits, and during the three months ended March 31, 2023, we generated $147,551 in gross profit. Gross profit decreased relatively in line with the decrease in revenues and cost of revenues. There were some additional expenses for a new employee that decreased gross profit further.

Operating expenses

During the three months ended March 31, 2024, total operating expenses increased to $156,189 from $150,731 for the three months ended March 31, 2023. The change in operating expenses is due to incurring additional expenses related to hiring more people to prepare for future operation growth.

For the three months ended March 31, 2024, the Company had a net loss of $95,702 and for March 31, 2023, there was a loss of $3,180, respectively. We expect that the Company will continue to generate increases in revenues so that we become profitable and cash flow positive. However, there is no guarantee that we can achieve these results.

Liquidity and Capital Resources

As of March 31, 2024, and December 31, 2023, we had working capital deficits of $169,758 and $74,057, respectively.

For the three months ended March 31, 2024, we had a $10,776 increase in cash compared to the year-ended December 31, 2023, this is from the short-term loan where the Company received $58,500 which offset the decrease in revenues during the quarter.

The decrease in revenues cost the Company a $108,233 swing from positive cash flow from operations in the same period of March 31, 2023, when compared to the three-month period ended March 31, 2024, where we had negative cash flow from operations of $59,424.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

Recent Accounting Pronouncements

Refer to Note3 of our condensed consolidated financial statements for recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2024, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

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

POWERDYNE INTERNATIONAL, INC.

Dated: May 21, 2024	By:	/s/ James F. O’Rourke
Chief Executive Officer
(Principal Executive Officer)

