Form 10-Q
period 2024-06-30
POWERDYNE INTERNATIONAL, INC.
filed 2024-08-13
CIK 1435617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

There are 1,884,930,584 shares of issuer’s Common Stock outstanding as of August 13, 2024.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2024	December 31, 2023
		(audited)
ASSETS

Current Assets:
Cash	$66,773	$84,004
Trade accounts receivable	78,821	70,884
Inventories	49,970	77,124
Loan origination fees	11,700	-
Total current assets	207,264	232,013

Property and Equipment
Cryptocurrency miners	15,000	15,000
Less: accumulated depreciation	(15,000)	(15,000)
Total property and equipment	-	-

Total Assets	$207,264	$232,013

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	52,642	62,567
Advance deposits	7,159	3,658
Due to related party - CEO	238,079	238,079
Sales tax payable	1,779	1,765
Short term loan payable	61,200	-
Line of credit	39,500	-
Total Current Liabilities	400,359	306,069

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 2,000,000 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively.	200	200
Common stock, $0.0001 par value, 2,000,000,000 shares authorized, 1,884,930,584 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively.	188,493	188,493
Additional paid-in capital	4,814,651	4,814,651
Accumulated deficit	(5,196,439)	(5,077,401)
Total Stockholders’ Deficit	(193,095)	(74,056)

Total Liabilities and Stockholders’ Deficit	$207,264	$232,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenues	$317,529	$285,224	$593,268	$734,598
Cost of revenues	223,178	242,956	438,429	545,680
Gross profit	94,351	42,268	154,839	188,918
Operating expenses	117,687	118,921	273,876	269,652
Loss from operations and before income taxes	(23,336)	(76,653)	(119,038)	(80,734)
Income tax expense	-	-	-	-

Net loss	$(23,336)	$(76,653)	$(119,038)	$(80,734)

Basic and diluted - loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted - weighted average common shares outstanding	1,884,930,584	1,877,720,639	1,884,930,584	1,877,720,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY / (DEFICIT)

(Unaudited)

							Total
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity /
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2022	2,000,000	$200	1,862,430,584	$186,243	$4,807,901	$(4,993,228)	$1,116

Issuance of common stock for services	-	-	22,500,000	2,250	6,750	-	9,000

Net loss	-	-	-	-	-	(3,180)	(3,180)

Balance, March 31, 2023	2,000,000	$200	$1,884,930,584	$188,493	$4,814,651	$(4,996,408)	$6,936

Net loss	-	-	-	-	-	(76,653)	(76,653)

Balance, June 30, 2023	2,000,000	200	1,884,930,584	188,493	4,814,651	(5,073,962)	(70,619)

Balance, December 31, 2023	2,000,000	200	1,884,930,584	188,493	4,814,651	(5,077,401)	(74,056)

Net loss	-	-	-	-	-	(95,702)	(95,702)

Balance, March 31, 2024	2,000,000	200	1,884,930,584	188,493	4,814,651	(5,173,103)	(169,759)

Net loss	-	-	-	-	-	(23,336)	(23,336)

Balance, June 30, 2024	2,000,000	200	1,884,930,584	188,493	4,814,651	(5,196,439)	(193,095)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six	For the six
	months ended	months ended
	June 30, 2024	June 30, 2023
Operating Activities:
Net loss	$(119,038)	$(80,734)
Adjustments to reconcile net loss to net cash (used for) / provided by operating activities:
Reversal of non-cash increase in intangible assets - Crypto	-	6,103
Issuance of common stock for consulting services	-	9,000
Changes in operating assets and liabilities:
Trade accounts receivable	(7,937)	115,857
Inventories	27,154	(28,570)
Loan origination fee	(11,700)	-
Accounts payable and accrued expenses	(9,926)	143
Advance deposits	3,500	10,664
Sales taxes payable	14	672
Net cash (used for) / provided by operating activities	(117,932)	33,135

Investing Activities:
Net cash provided by investing activities	-	-

Financing Activities:
Due to related party - CEO	-	(10,000)
Short term loan payable	61,200	-
Line of credit	39,500	-
Net cash provided by / (used for) financing activities	100,700	(10,000)

Net (decrease) / increase in cash	(17,232)	23,135
Cash, beginning of period	84,004	33,962

Cash, end of period	$66,773	$57,096

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2024, and 2023

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

June 30, 2024, and 2023

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

June 30, 2024, and 2023

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. As of June 30, 2024, the Company had an accumulated deficit of $5,196,439 (December 31, 2023 - $5,077,401). The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The Company’s activities will necessitate significant uses of working capital beyond June 30, 2024. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s sales and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities, revenue from operations and or affiliate funding.

While the Company strongly believes that its capital resources will be sufficient in the near term, there is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital or, if additional capital is needed, that such funds if available, will be obtainable on terms satisfactory to the Company.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Principals of Consolidation

Our condensed consolidated financial statements include the accounts of Powerdyne International Inc and its one division and related subsidiaries. All intercompany transactions and balances between consolidated entities have been eliminated. The Company has the following wholly owned subsidiaries: Creative Motion Technology, LLC and Frame One, LLC.

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

June 30, 2024, and 2023

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024, and December 31, 2023, respectively.

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

The allowance for sales returns and doubtful accounts as of June 30, 2024, and 2023 was $0, respectively.

The Company sometimes receives cash deposits in advance of manufacturing and shipping its products. As of June 30, 2024, there is $7,159 (December 31, 2023 - $3,658) in advance deposits recorded on the balance sheet. When the products are shipped to the customer the advance deposits are recognized as product revenue.

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

Equipment

Equipment is stated at cost. Capital expenditure for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The computer equipment is depreciated over 5 years on a straight-line basis. Depreciation expenses for the three and six months ended June 30, 2024, and 2023 were $0, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2024, and 2023

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

June 30, 2024, and 2023

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

Advertising Expenses

The Company records advertising expenses per ASC 720-35-50-1 which they are expensed as they are incurred or the first time when the advertising takes place. During the three and six months ended June 30, 2024, and 2023, there were no advertising costs incurred by the Company.

Shipping Activities

Outbound shipping changes to customers are included in “Product revenue”. Outbound shipping-related costs are included in “Costs of products sold”.

Stock-Based Compensation

We account for all share-based compensation in accordance ASC 718-20 Stock-Based Compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite vesting period. During the six months ended June 30, 2023, there was $9,000 of stock-based compensation for shares issued to consultants. There was no other stock based compensation recorded for the three months ended June 30, 2024, and 2023. Additionally, no share-based compensation was issued for the six months ended June 30, 2024.

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

June 30, 2024, and 2023

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (Continued)

ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax position, as defined, seeks to reduce the diversity in practice associated with certain aspect of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and Massachusetts as our “major” tax jurisdictions. With limited exceptions, we remain subject to Internal Revenue Service (“IRS”) examination of our income tax returns filed within the last three (3) years, and to Massachusetts Department of Revenue examination of our income tax returns within the last four (4) years. However, certain tax attributes carry forwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

Income taxes payable as of June 30, 2024, and December 31, 2023, was $-0-.

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

The Company’s financial instruments consisted of cash, trade accounts receivable, accounts payable and accrued expenses, advance deposit due to related party – CEO, sales tax payable, short-term loan payable, and line of credit. The estimated fair value of these financial instruments approximates its carrying amount based on the short-term maturity of these instruments.

Other Comprehensive Income

The Company has analyzed paragraphs ASC 220-10-45-1 to ASC 220-10-45-10B and none of the items recorded in the income statement would qualify as Other Comprehensive Income.

Loss per Common Share

Loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three months ended June 30, 2024, and 2023, there were no outstanding dilutive securities, except as of June 30, 2024, and 2023, there was 2,000,000 Series A Preferred Stock outstanding, however, they were not included in the calculations as they are considered anti-dilutive.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2024, and 2023

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share (Continued)

The following table represents the computation of basic and diluted losses per share:

Loss per share is based upon the weighted average shares of common stock outstanding.

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net loss available for common shareholders	(23,336)	(76,653)	(119,038)	(80,734)
Basic and fully diluted loss per share	(0)	(0)	(0)	(0)

Weighted average common shares outstanding - basic and diluted	1,884,930,584	1,877,720,639	1,884,930,584	1,877,720,639

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

June 30, 2024, and 2023

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

June 30, 2024, and 2023

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

Major Customers and Concentration of Credit Risk

The Company has two major customers, which account for approximately 95% of the balance of accounts receivable as of June 30, 2024, (December 31, 2023 - 30%) of the Company’s revenues for the six months ended June 30, 2024 – 95% (June 30, 2023 –80%) were attributable to these same customers. The Company evaluates industry specific credit risk but does not believe that any material risk is identified that could materially impact on our results of consolidated operations and consolidated financial position.

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

June 30, 2024, and 2023

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Suppliers

We have developed a strong collaborative relationship with a select few ISO Certified component manufacturers both domestically and in Asia. These strategic relationships have been developed over the past 20 years, which ensure that we are able to maintain a steady flow of components while maintaining a high level of quality.

4. DUE TO RELATED PARTY – CEO

During the six months ended June 30, 2024, the Company’s CEO did not fund nor was reimbursed for his outstanding payable but during the six months ended June 30, 2023, was reimbursed $10,000 for money advanced to the Company. The Company owes the following amounts to our CEO as of June 30, 2024, and December 31, 2023, was $238,079 respectively. The balances owed to our CEO are due on demand and therefore recorded as a current liability.

5. SHORT TERM LOAN PAYABLE

During the quarter ended March 31, 2024, the Company entered into a debt arrangement that requires that the Company pay back $70,200 in 10 number of installments. The Company received $58,500 in cash to fund operations and incurred $11,400 in upfront expenses and will pay interest at a rate of 15%. The Company will pay off the debt in the next 6 months. Additionally, the Company had to place 115,000,000 shares into escrow as collateral for the short-term loan payable. As of the reporting date the Company was in full compliance of the short-term loan payable. On August 8, 2024, the Company paid off their short-term loan payable with 1800 Diagonal Lending LLC in the amount of $66,668. The Company received approval from 1800 Diagonal Lending LLC to have the transfer agent release the 115,000,000 shares that were held in escrow as collateral for the short-term loan payable.

6. LINE OF CREDIT

On May 30th, 2024, CM Technology, LLC (“CM Tech”) a wholly owned subsidiary of the Company entered into a line of credit with a financial institution that has national scope through one of their local branches. The line of credit is for a maximum of $170,000 which is collateralized and has a security interest in the deposit account or cash, inventories and trade accounts receivable of CM Tech. Our CEO has personally guaranteed the line of credit. The Company paid a $450 documentation fee. As of June 30, 2024, the Company has drawn $39,500 to finance working capital and has $130,500 available to be drawn down. The Company is not in default on the line of credit. The Company accrues monthly interest on outstanding balances at 2.5% plus the prime interest rate.

As of June 30, 2024, CM Tech has cash of $43,453, trade accounts receivable $71,436 and inventories of $28,979 collateralized against the line of credit creating a security interest.

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

June 30, 2024, and 2023

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

8. STOCKHOLDERS’ DEFICIT

Preferred Stock – There are 20,000,000 shares of authorized preferred stock, par value $0.0001 per share, with 2,000,000 shares issued and outstanding as of June 30, 2024 (December 31, 2023 – 2,000,000). The Series A Preferred Stock, shall be entitled to have one thousand (1,000) votes per one (1) share, at each meeting of stockholders of the Corporation (or pursuant to any action by written consent) with respect to any and all matters presented to the stockholders of the Corporation for their action or consideration. The holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

Common Stock – There are 2,000,000,000 shares of authorized Class A common stock, par value $0.0001 per share, with 1,884,930,584 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively.

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

10. SUBSEQUENT EVENTS

On August 8, 2024, the Company paid off their short-term loan payable with 1800 Diagonal Lending LLC in the amount of $66,668. The Company received approval from 1800 Diagonal Lending LLC to have the transfer agent release the 115,000,000 shares that were held in escrow as collateral for the short-term loan payable.

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

Results of Operations - The three months ended June 30, 2024, compared to the three months ended June 30, 2023:

Revenues

During the three months ended June 30, 2024, we generated $317,529 in revenue, and during the three months ended June 30, 2023, we generated $285,224 in revenue. Revenues for CM Tech, LLC increased by approximately $32,305 due to increased orders received from current and the addition of new customer orders. There has been an overall slowdown due to 2024 being an election year. Although management expects revenues to increase for CM Tech through the end of 2024. Additionally, there were no more revenues from crypto currency during the three months ended June 30, 2024.

Cost of Revenues

During the three months ended June 30, 2024, we incurred $223,178 in cost of revenues, and during the three months ended June 30, 2023, we generated $242.956 in cost of revenues.

Gross Profit

During the three months ended June 30, 2024, we generated $94,351 in gross profits, and during the three months ended June 30, 2023, we generated $42,268 in gross profit. Gross profit increased relatively in line with the increase in revenues.

Operating expenses

During the three months ended June 30, 2024, total operating expenses decreased slightly to $117,687 from $118,921 for the six months ended June 30, 2023.

For the three months ended June 30, 2024, the Company had a net loss of $23,336 and for June 30, 2023, there was a loss of $76,653, respectively. The reduction in our loss is due to an increase in revenues compared to the 2023 quarter for the same three-month period.

Results of Operations - The six months ended June 30, 2024, compared to the six months ended June 30, 2023:

Revenues

During the six months ended June 30, 2024, we generated $593,268 in revenue, and during the six months ended June 30, 2023, we generated $734,598 in revenue. Revenues decrease by approximately $140,000 mostly in the first three months of 2024 due to election year and historical pent-up demand in 2023.

CM Tech generated $431,684 (Six months – June 30, 2023 - $621,503) in revenues during the six months ended June 30, 2024, and Frame One generated $161,584 (Six months – June 30, 2023 - $113,095) in revenues during the same period ending.

Cost of Revenues

During the six months ended June 30, 2024, we incurred $438,429 in cost of revenues, and during the six months ended June 30, 2023, we generated $545,680 in cost of revenues. The decrease in cost of revenues was relatively consistent with the decrease in revenue during the six months ended June 30, 2023.

Gross Profit

During the six months ended June 30, 2024, we generated $154,839 in gross profits, and during the six months ended June 30, 2023, we generated $188,918 in gross profit.

Operating expenses

During the six months ended June 30, 2024, total operating expenses increased to $273,876 from $269,652 for the six months ended June 30, 2023.

For the six months ended June 30, 2024, the Company had a net loss of $119,038 and for June 30, 2023, there was a loss of $80,734, respectively.

Liquidity and Capital Resources

As of June 30, 2024, and December 31, 2023, we had working capital deficits of $193,095 and $74,057, respectively.

For the six months ended June 30, 2024, we had a $17,232 decrease in cash from the year-ended December 31, 2023. During the comparative six months ended June 30, 2023, we had a $23,135 increase.

	For the six	For the six
	months ended	months ended
	June 30, 2024	June 30, 2023
Operating activities	$(117,932)	$33,135
Investing activities	-	-
Financing activities	$100,700	$(10,000)

The decrease in revenues cost the Company a $151,067 swing from positive cash flow from operating activities in the six months ended June 30, 2023, when compared to the -six-month period ended June 30, 2024, where we had negative cash flow from operating activities of $117,932.

On May 30th, 2024, CM Technology, LLC (“CM Tech”) a wholly owned subsidiary of the Company entered into a line of credit with a financial institution that has national scope through one of their local branches. The line of credit is for a maximum of $170,000 which is collateralized and has a security interest in the deposit account or cash, inventories and trade accounts receivable of CM Tech. Our CEO has personally guaranteed the line of credit. The Company paid a $450 documentation fee. As of June 30, 2024, the Company has drawn $39,500 to finance working capital and has $130,500. The Company is not in default of the line of credit. The Company accrues monthly interest on outstanding balances at 2.5% plus the prime interest rate.

As of June 30, 2024, CM Tech has cash of $43,453, trade accounts receivable $71,436 and inventories of $28,979 collateralized against the line of credit creating a security interest.

On August 8, 2024, the Company paid off their short-term loan payable with 1800 Diagonal Lending LLC in the amount of $66,668. The Company received approval from 1800 Diagonal Lending LLC to have the transfer agent release the 115,000,000 shares that were held in escrow as collateral for the short-term loan payable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2024, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

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

POWERDYNE INTERNATIONAL, INC.

Dated: August 13, 2024	By:	/s/ James F. O’Rourke
Chief Executive Officer
(Principal Executive Officer)

