Form 10-Q
period 2024-09-30
POWERDYNE INTERNATIONAL, INC.
filed 2024-11-14
CIK 1435617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

There are 1,884,930,584 shares of issuer’s Common Stock outstanding as of November 1, 2024.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2024	December 31, 2023
		(audited)
ASSETS

Current Assets:
Cash	$42,522	$84,004
Trade accounts receivable	86,900	70,884
Inventories	69,331	77,124
Advance to entities	87,001	-
Total current assets	285,754	232,013

Property and Equipment
Cryptocurrency miners	15,000	15,000
Less: accumulated depreciation	(15,000)	(15,000)
Total property and equipment	-	-

Total Assets	$285,754	$232,013

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$66,451	$62,567
Advance deposits	3,039	3,658
Due to related party - CEO	238,079	238,079
Sales tax payable	(4,041)	1,765
Short term loan payable	-	-
Line of credit	162,500	-
Total Current Liabilities	466,029	306,069

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 2,000,000 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively.	200	200
Common stock, $0.0001 par value, 2,000,000,000 shares authorized, 1,884,930,584 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively.	188,493	188,493
Additional paid-in capital	4,814,651	4,814,651
Accumulated deficit	(5,183,618)	(5,077,401)
Total Stockholders’ Deficit	(180,274)	(74,056)

Total Liabilities and Stockholders’ Deficit	$285,754	$232,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenues	$273,749	$366,303	$867,016	$1,100,901
Cost of revenues	145,901	291,556	641,393	838,095
Gross profit	127,848	74,747	225,624	262,806
Operating expenses	115,026	67,203	331,841	336,854
Loss from operations and before income taxes	12,821	7,544	(106,217)	(74,048)
Income tax expense	-	-	-	-

Net loss	$12,821	$7,544	$(106,217)	$(74,048)

Basic and diluted - loss per common share	$-	$-	$-	$-
Basic and diluted - weighted average common shares outstanding	1,884,930,584	1,880,930,584	1,884,930,584	1,880,150,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/ (Deficit)

Balance, December 31, 2022	2,000,000	$200	1,862,430,584	$186,243	$4,807,901	$(4,993,228)	$1,116

Issuance of common stock for services	-	-	22,500,000	2,250	6,750	-	9,000

Net loss	-	-	-	-	-	(3,180)	(3,180)

Balance, March 31, 2023	2,000,000	$200	1,884,930,584	188,493	4,814,651	(4,996,408)	6,936

Net loss	-	-	-	-	-	(78,412)	(78,412)

Balance, June 30, 2023	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	(5,074,820)	(71,477)

Net loss	-	-	-	-	-	7,544	7,544

Balance, September 30, 2023	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	$(5,067,276)	$(63,933)

Balance, December 31, 2023	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	$(5,077,401)	$(74,056)

Net loss	-	-	-	-	-	(95,702)	(95,702)

Balance, March 31, 2024	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	$(5,173,103)	$(169,759)

Net loss	-	-	-	-	-	(23,336)	(23,336)

Balance, June 30, 2024	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	$(5,196,439)	$(193,095)

Net loss	-	-	-	-	-	12,821	12,821

Balance, September 30, 2024	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	$(5,183,618)	$(180,274)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	September 30, 2024	September 30, 2023
Operating Activities:
Net loss	$(106,217)	$(74,048)
Adjustments to reconcile net loss to net cash used for operating activities:
Reversal of non-cash increase in intangible assets - Crypto	-	6,103
Issuance of common stock for consulting services	-	9,000
Changes in operating assets and liabilities:
Trade accounts receivable	16,015	49,631
Inventories	(7,793)	(36,796)
Loan origination fee	(11,700)	-
Accounts payable and accrued expenses	3,884	16,090
Advance deposits	(619)	(10,231)
Sales taxes payable	(5,806)	135
Net cash used for operating activities	(112,236)	(40,117)

Investing Activities:
Net cash provided by investing activities	-	-

Financing Activities:
Due to related party - CEO	-	15,000
Short term loan payable	(8,781)	-
Advance to entities	(82,965)
Line of credit	162,500	-
Net cash provided by financing activities	70,754	15,000

Net decrease in cash	(41,482)	(25,117)
Cash, beginning of period	84,004	33,962

Cash, end of period	$42,522	$8,845
	42,522
Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024, and 2023

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

Included with CM Tech acquisition is Frame One, which is a custom picture framing shop located in North Reading, MA. Frame One has been in business since 2006 and brings with it a strong client base consisting of local schools, colleges, artist guilds, artists, interior decorators/designers, museums, photographers, art galleries and theatres.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024, and 2023

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

September 30, 2024, and 2023

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. As of September 30, 2024, the Company had an accumulated deficit of $5,183,618 (December 31, 2023 - $5,077,401). The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing from its members or other sources, as may be required.

The Company’s activities will necessitate significant uses of working capital beyond September 30, 2024. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s sales and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities, revenue from operations and or affiliate funding.

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

September 30, 2024, and 2023

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024, and December 31, 2023, respectively.

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

The allowance for sales returns and doubtful accounts as of September 30, 2024, and 2023 was $0, respectively.

The Company sometimes receives cash deposits in advance of manufacturing and shipping its products. As of September 30, 2024, there is $3,039 (December 31, 2023 - $3,658) in advance deposits recorded on the balance sheet. When the products are shipped to the customer the advance deposits are recognized as product revenue.

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

Equipment

Equipment is stated at cost. Capital expenditure for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The computer equipment is depreciated over 5 years on a straight-line basis. Depreciation expenses for the three and nine months ended September 30, 2024, and 2023 were $0, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024, and 2023

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Asset and Goodwill

We account for intangible assets and goodwill in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Intangible asset amounts represent the acquisition date fair values of identifiable intangible assets acquired. The fair values of the intangible assets were determined by using the income approach, discounting projected future cash flows based on management’s expectations of the current and future operating environment. The rates used to discount projected future cash flows reflected a weighted average cost of capital based on our industry, capital structure and risk premiums, including those reflected in the current market capitalization. Definite-lived intangible assets are amortized over their useful lives, which have historically ranged from 10 to 20 years. The carrying amounts of our definite-lived intangible assets are evaluated for recoverability whenever events or changes in circumstances indicate that the entity may be unable to recover the asset’s carrying amount.

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

September 30, 2024, and 2023

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

In addition, uncertain tax positions and tax related valuation allowances assumed in a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the business acquisition date with any adjustments to our preliminary estimates being recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of the tax allowances or contingency’s estimated value, whichever comes first, changes to these uncertain tax positions and tax-related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

Advertising Expenses

The Company records advertising expenses per ASC 720-35-50-1, which are expensed as they are incurred or the first time when the advertising takes place. During the three and nine months ended September 30, 2024, and 2023, there were no advertising costs incurred by the Company.

Shipping Activities

Outbound shipping changes to customers are included in “Product revenue”. Outbound shipping-related costs are included in “Costs of products sold”.

Stock-Based Compensation

We account for all share-based compensation in accordance with ASC 718-20 Stock-Based Compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite vesting period. During the nine months ended September 30, 2023, there was $9,000 of stock-based compensation for shares issued to consultants. There was no other stock based compensation recorded for the three months ended September 30, 2024, and 2023. Additionally, no share-based compensation was issued for the nine months ended September 30, 2024.

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

September 30, 2024, and 2023

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

Income taxes payable as of September 30, 2024, and December 31, 2023, were $-0-.

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

The Company analyzed all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (“FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

Loss per Common Share

Loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three months ended September 30, 2024, and 2023, there were no outstanding dilutive securities, except as of September 30, 2024, and 2023, there was 2,000,000 Series A Preferred Stock outstanding, however, they were not included in the calculations as they are considered anti-dilutive.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2024, and 2023

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share (Continued)

The following table represents the computation of basic and diluted losses per share:

Loss per share is based upon the weighted average shares of the common stock outstanding.

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net loss available for common shareholders	$12,821	$7,544	$(106,217)	$(74,048)
Basic and fully diluted loss per share	-	-	-	-

Weighted average common shares outstanding - basic and diluted	1,884,930,584	1,880,930,584	1,884,930,584	1,880,150,364

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

September 30, 2024, and 2023

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

Lease payments included in the measurement of lease liabilities consist of (i) fixed lease payments for the non-cancellable lease term, (ii) fixed lease payments for optional renewal periods where it is reasonably certain the renewal option will be exercised, and (iii) variable lease payments that depend on an underlying index or rate, based on the index or rate in effect at lease commencement. Certain of the Company’s real estate lease agreements require variable lease payments that do not depend on an underlying index or rate, such as sales and value-added taxes, the Company’s proportionate share of actual property taxes, insurance, common area maintenance, and utilities. The Company has adopted an accounting policy, as permitted by ASC 842, not to account for such payments as part of related lease payments. Consequently, such payments are recognized as operating expenses when incurred.

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

September 30, 2024, and 2023

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Sia coin is the only crypto coin that Powerdyne is mining. The coins are held in the Company’s Sia coin digital wallet. When coins are going to be exchanged for USD, they are then transferred to the company’s exchange wallet held at a US based crypto exchange which provides support for two-factor authentication. We also have wallet password management, and offsite backups. The coins are held in anticipation of future price appreciation as crypto currencies become more widely accepted, but some coins may be exchanged for USD on an as needed basis. The Company also realizes there is no guarantee the coins will appreciate in value. Revenue is recognized on the last date of the quarter based on the market price of the Sia coin at that date, the number of coins in the wallet and the difference between the current market value and the value recorded on the consolidated balance sheet in previous quarter. The Company no longer is in the business of producing Sia coins.

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

Major Customers and Concentration of Credit Risk

The Company has two major customers, which account for approximately 95% of the balance of accounts receivable as of September 30, 2024, (December 31, 2023 - 30%) of the Company’s revenues for the nine months ended September 30, 2024 – 95% (September 30, 2023 –80%) were attributable to these same customers. The Company evaluates industry specific credit risk but does not believe that any material risk is identified that could materially impact on our results of consolidated operations and consolidated financial position.

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

September 30, 2024, and 2023

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Suppliers

We have developed a strong collaborative relationship with a select few ISO Certified component manufacturers both domestically and in Asia. These strategic relationships have been developed over the past 20 years, which ensure that we are able to maintain a steady flow of components while maintaining a high level of quality.

4. DUE TO RELATED PARTY – CEO

During the nine months ended September 30, 2024, the Company’s CEO did not fund nor was reimbursed for his outstanding payable but during the nine months ended September 30, 2023, was reimbursed $10,000 for money advanced to the Company. The Company owes the following amounts to our CEO as of September 30, 2024, and December 31, 2023, was $238,079 respectively. The balances owed to our CEO are due on demand and therefore recorded as a current liability.

5. SHORT TERM LOAN PAYABLE

During the quarter ended March 31, 2024, the Company entered into a debt arrangement that requires that the Company pay back $70,200 in 10 instalments. The Company received $58,500 in cash to fund operations and incurred $11,400 in upfront expenses and will pay interest at a rate of 15%. The Company will pay off the debt in the next 6 months. Additionally, the Company had to place 115,000,000 shares into escrow as collateral for the short-term loan. As of the reporting date, the Company was in full compliance of the short-term loan.

On August 8, 2024, the Company paid off their short-term loan payable with 1800 Diagonal Lending LLC in the amount of $66,668. The Company received approval from 1800 Diagonal Lending LLC to have the transfer agent release the 115,000,000 shares that were held in escrow as collateral for the short-term loan payable

6. LINE OF CREDIT

On May 30th, 2024, CM Technology, LLC (“CM Tech”) a wholly owned subsidiary of the Company entered into a line of credit with a financial institution that has national scope through one of their local branches. The line of credit is for a maximum of $170,000 which is collateralized and has a security interest in the deposit account or cash, inventories and trade accounts receivable of CM Tech. Our CEO has personally guaranteed the line of credit. The Company paid a $450 documentation fee. As of September 30, 2024, the Company has drawn $162,500 to finance working capital and has $130,500 available to be drawn down. The Company is not in default on the line of credit. The Company accrues monthly interest on outstanding balances at 2.5% plus the prime interest rate.

As of September 30, 2024, CM Tech has cash of $42,522, trade accounts receivable at $86,900 and inventories of $69,331 collateralized against the line of credit creating a security interest.

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

Included with CM Tech acquisition is Frame One, which is a custom picture framing shop located in North Reading, MA. Frame One has been in business since 2006 and brings with it a strong client base consisting of local schools, colleges, artist guilds, artists, interior decorators/designers, museums, photographers, art galleries and theatres.

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

September 30, 2024, and 2023

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

8. STOCKHOLDERS’ DEFICIT

Preferred Stock – There are 20,000,000 shares of authorized preferred stock, par value $0.0001 per share, with 2,000,000 shares issued and outstanding as of September 30, 2024 (December 31, 2023 – 2,000,000). The Series A Preferred Stock, shall be entitled to have one thousand (1,000) votes per one (1) share, at each meeting of stockholders of the Corporation (or pursuant to any action by written consent) with respect to any and all matters presented to the stockholders of the Corporation for their action or consideration. The holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

Common Stock – There are 2,000,000,000 shares of authorized Class A common stock, par value $0.0001 per share, with 1,884,930,584 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively.

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

Included with CM Tech acquisition is Frame One, which is a custom picture framing shop located in North Reading, MA. Frame One has been in business since 2006 and brings with it a strong client base consisting of local schools, colleges, artist guilds, artists, interior decorators/designers, museums, photographers, art galleries and theatres.

The foregoing description of the SPA does not purport to be complete and is qualified in its entirety by reference to the complete text of the document, which is filed as an exhibit to this report and is incorporated herein by reference.

The issuance of the 2,000,000 shares of Series A Preferred Stock pursuant to the Securities Purchase Agreement were made in reliance on the exemption from registration afforded under Section 4(2), of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder. Such offers and sale were not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the Seller/Investor in connection with the issuance by the Company of the Shares.

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

Results of Operations - The three months ended September 30, 2024, compared to the three months ended September 30, 2023:

Revenues

During the three months ended September 30, 2024, we generated $273,749 in revenue, and during the three months ended September 30, 2023, we generated $366,303 in revenue. Revenues for CM Tech, LLC increased by approximately $32,305 due to increased orders received from current and the addition of new customer orders. There has been an overall slowdown due to 2024 being an election year. Although management expects revenues to increase for CM Tech through the end of 2024. Additionally, there were no more revenues from crypto currency during the three months ended September 30, 2024.

Cost of Revenues

During the three months ended September 30, 2024, we incurred $145,901 in cost of revenues, and during the three months ended September 30, 2023, we generated $291,556 in cost of revenues.

Gross Profit

During the three months ended September 30, 2024, we generated $127,848 in gross profits, and during the three months ended September 30, 2023, we generated $74,747 in gross profit. Gross profit increased relatively in line with the increase in revenues.

Operating expenses

During the three months ended September 30, 2024, total operating expenses increased slightly to $115,026 from $67,203 for the three months ended September 30, 2023.

For the three months ended September 30, 2024, the Company had a net profit of $12,821 and for September 30, 2023, there was a profit of $7,544, respectively. The reduction in our loss is due to an increase in revenues compared to the 2023 quarter for the same three-month period.

Results of Operations - The nine months ended September 30, 2024, compared to the nine months ended September 30, 2023:

Revenues

During the nine months ended September 30, 2024, we generated $867,016 in revenue, and during the nine months ended September 30, 2023, we generated $1,100,901 in revenue. Revenues decrease by approximately $140,000 mostly in the first three months of 2024 due to the election year and historical pent-up demand in 2023.

CM Tech generated $588,464 (nine months – September 30, 2023 - $845,510) in revenues during the nine months ended September 30, 2024, and Frame One generated $278,552 (nine months – September 30, 2023 - $255,391) in revenues during the same period ending.

Cost of Revenues

During the nine months ended September 30, 2024, we incurred $641,393 in cost of revenues, and during the nine months ended September 30, 2023, we generated $838,095 in cost of revenues. The decrease in cost of revenues was relatively consistent with the decrease in revenue during the nine months ended September 30, 2023.

Gross Profit

During the nine months ended September 30, 2024, we generated $225,624 in gross profits, and during the nine months ended September 30, 2023, we generated $262,806 in gross profit.

Operating expenses

During the nine months ended September 30, 2024, total operating expenses decreased to $331,841 from $336,854 for the nine months ended September 30, 2023.

For the nine months ended September 30, 2024, the Company had a net loss of $106,217 and for September 30, 2023, there was a loss of $74,048, respectively.

Liquidity and Capital Resources

As of September 30, 2024, and December 31, 2023, we had working capital deficits of $180,275 and $74,056, respectively.

For the nine months ended September 30, 2024, we had a $41,482 decrease in cash from the year-ended December 31, 2023. During the comparative nine months ended September 30, 2023, we had a $25,117 increase.

	For the nine	For the nine
	months ended	months ended
	September 30, 2024	September 30, 2023
Operating Activities	(112,217)	(40,117)
Investing Activities	-	-
Financing Activities	70,754	15,000

The decrease in revenues in CM Tech has decreased the Company’s cash flow from operations, even with the increase in revenues over 9 months at Frame One is not enough to offset the cash drain from CM Tech’s operations. We expect that post-election that CM Tech will begin to grow again.

On May 30th, 2024, CM Technology, LLC (“CM Tech”) a wholly owned subsidiary of the Company entered into a line of credit with a financial institution that has national scope through one of their local branches. The line of credit is for a maximum of $170,000 which is collateralized and has a security interest in the deposit account or cash, inventories and trade accounts receivable of CM Tech. Our CEO has personally guaranteed the line of credit. The Company paid a $450 documentation fee. As of September 30, 2024, the Company has drawn $162,500 to finance working capital and the line of credit is maxed out. The Company is not in default of the line of credit. The Company accrues monthly interest on outstanding balances at 2.5% plus the prime interest rate.

As of September 30, 2024, CM Tech has cash of $42,522, trade accounts receivable at $86,900 and inventories of $69,331 collateralized against the line of credit creating a security interest.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2024, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

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

POWERDYNE INTERNATIONAL, INC.

Dated: November 14, 2024	By:	/s/ James F. O’Rourke
Chief Executive Officer
(Principal Executive Officer)

