Form 10-K
period 2024-12-31
POWERDYNE INTERNATIONAL, INC.
filed 2025-04-30
CIK 1435617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of December 31, 2024, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $1,257,864. The registrant’s stock does not trade. Therefore, the market value for the stock was valued at $0.0001, its par value. The registrant has no non-voting stock.

As of April 28, 2025, the registrant had 1,884,930,584 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A in connection with the 2024 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K. The proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2024.

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

The Market

We service Global Semiconductor Equipment Manufacture’s our Sales to International customers for CM Tech were 18% and 82% of our total sales in 2024 and 2023, respectively.

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

From time to time, protectionist pressures have influenced U.S. trade policy concerning the imposition of significant duties or other trade restrictions upon foreign products. We cannot predict whether additional U.S. customs quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of foreign components in the future or what effect any of these actions would have on our business, financial condition, or results of operations. During 2024, we remained impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. However, we also have been able to share the increases with our customers to help mitigate these costs.

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

On September 30, 2019, the SEC, pursuant to Section 12(j), revoked the Company registration under Section 12 of the Securities Act of 1933, as amended. Accordingly, the Company’s common stock has not been traded since that date. The last price of our common stock as quoted on the OTC Bulletin Board on September 30, 2019, was $0.0004.

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

Equity Compensation Plan Information

Our board of directors adopted the 2014 Stock Option Plan (the “Plan”) in 2014 to promote our long-term growth and profitability by (i) providing our key directors, officers, and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 100,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers, directors and those of our subsidiaries, provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have not granted shares of stock as of December 31, 2024, under the Plan.

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

The Company relied upon Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended, for the issuance of these securities. No commissions were paid regarding the share issuance, and the share certificates were issued, or “book entry”, with a Rule 144 restrictive legend.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

ITEM 6. (Reserved)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the year ended December 31, 2024, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (this “Form 10-K”).

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

Results of Operations

The Year Ended December 31, 2024, compared to the Year Ended December 31, 2023.

Reclassifications

Certain amounts in the prior period have been reclassified to conform to the current period presentation. These reclassifications have no material effect on the reported financial results.

We generated product revenue of $1,251,545 during the year ended December 31, 2024, compared to $1,452,950 for the comparative year ended December 31, 2023. The decrease in revenues is due to lower demand from the 2024 election year where most of the decrease is attributable to slower sales at CM Tech. CM Tech is a motor manufacturer which are primarily used in the industrial robotics for the semiconductor manufacturing industry. All of CM Tech’s product revenue is generated from the sale of their motors. Frame One provides custom framing to local schools, colleges, artist guilds, artists, interior decorators, interior decorators / designers, museums, photographers, art galleries and theaters.

Cost of revenues decreased approximately 13% consistent with the decrease in revenues. Cost of revenues consists of materials of approximately $496,903; payroll and payroll taxes of approximately $280,247 and the balance to shipping and freight of approximately $4,604 and other miscellaneous cost allocations. Gross profit for the year ended December 31, 2024, is $365,849 with a gross profit percentage of 29.23% and is expected to be maintained in a range of 29% to 35% for product revenue sold.

During the year ended December 31, 2024, total operating expenses increased 5.9% to $545,335 from $515,000 compared to the year ended December 31, 2023. The increase in operating expenses is due to the change in the Company’s auditor for the 2023-year end. In 2024, operating expenses consisted of employee salaries of approximately $130,000; health insurance of $27,212, rent expense of $59,000, legal and accounting for $72,000, and consultants for $44,000. The balance of remaining operating expenses are made up of various miscellaneous charges such as workers compensation, office supplies, computer expenses, etc.

As a result of the foregoing, we recognized a net loss of $179,497 and $84,173 in 2024 and 2023, respectively.

Liquidity and Capital Resources

As of December 31, 2024, and 2023, we had working capital deficits of $253,545 and $74,057, respectively. We historically have satisfied our liquidity requirements through cash generated from operations, subordinated related party promissory notes and issuance of equity securities. The majority of our financing of operations comes from our CEO and majority owner. We expect that as our revenues increase that our cash flow from operations and working capital positions will continue to improve. A summary of our cash flows resulting from our operating, investing, and financing activities for the years ended December 31, 2024, and 2023 were as follows:

	Year Ended December 31,
	2024	2023

Operating activities	$(203,925)	$35,042)
Investing activities	$-	$-
Financing activities	$165,500	$15,000)

Cash used by operating activities increased to $203,925 during 2024, as compared to $35,042 cash flow from operations in the prior year. The increase was primarily due to a decrease in revenues for the year ended 2024 compared to 2023.

Cash provided by financing activities was $165,500 during 2024, as compared to $15,000 in the prior year. The Company obtained a line of credit from a local bank to assist with funding our losses due to the slow economic activity in 2024 because of the election in 2024. In 2024, our CEO funded the required working capital deficit for our operations.

We believe that funds generated from operations, existing cash balances and, if necessary, related party short-term loans, are likely to be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future. We have and continue to receive financing in the form of loans from our CEO and / or third-party financing in the form of debt or equity to provide our required working capital. Our ability to meet our obligations and continue to operate as a going concern is highly dependent on our ability to obtain additional financing. We cannot predict whether this additional financing will be in the form of equity or debt. The financing for these goals could come from further equity financing or could come from sales of securities and /or loans. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POWERDYNE INTERNATIONAL, INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024, AND 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Powerdyne International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Powerdyne International, Inc. (the ‘Company’) as of December 31, 2024, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit and recuring losses from operation. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern Uncertainty

As described in Note 3 to the financial statements, the Company has significant operating losses and a working capital deficiency. The ability of the Company to continue as a going concern is dependent on obtaining additional working capital funding from its officers and sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

▪	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,
▪	We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,
▪	We assessed the possibility of raising additional debt or credit through confirmation with related and third parties of the details of arrangements to provide or maintain financial supports.
▪	Inquiry of the Company’s legal counsel about litigation, claims, and assessments.
▪	We evaluated the completeness and accuracy of disclosures in the consolidated financial statements.
▪	We evaluated management’s judgements and assumptions used to assess the Company’s ability to continue as a going concern

/S/ Lateef Awojobi

LAO PROFESSIONALS

(PCAOB ID 7057)

Lagos, Nigeria

We have served as the Company’s auditor since 2025.

April 30, 2025

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Powerdyne International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Powerdyne International, Inc. as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ (deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $5,256,887 (2023 - $5,077,401), net loss of $179,579 (2023 - $84,173) and a negative working capital of $253,545 (2023 -$74,057). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical audit matters

The critical audit matters communicated below is a matter from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Audit Committee of the Board of Directors that: (1) relate to accounts or disclosure that are material to the consolidated financial statements and (2) involved challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

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

May 7, 2024

POWERDYNE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
	(audited)	(audited)
ASSETS

Current Assets:
Cash	$45,579	$84,004
Trade accounts receivable	87,456	70,884
Inventories	74,488	77,124
Advance deposits – receivable	2,661	-
Sales tax receivable	9,145	-
Total current assets	219,330	232,013

Property and Equipment
Cryptocurrency miners	15,000	15,000
Less: accumulated depreciation	(15,000)	(15,000)
Total property and equipment	-	-

Total Assets	$219,330	$232,013

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$69,295	$62,568
Advance deposits – liability	-	3,658
Due to related party - CEO	238,079	238,079
Sales tax payable	-	1,765
Line of credit	165,500	-
Total Current Liabilities	472,874	306,070

Stockholders’ Deficit:
Preferred stock, $0.0001 par value,20,000,000 shares authorized, 2,000,000 shares issued and outstanding as of December 31, 2024, and December 31, 2023, respectively.	200	200
Common stock, $0.0001 par value,2,000,000,000 shares authorized, 1,884,930,584 shares issued and outstanding as of December 31, 2024, and December 31, 2023, respectively.	188,493	188,493
Additional paid-in capital	4,814,651	4,814,651
Accumulated deficit	(5,256,887)	(5,077,401)
Total Stockholders’ Deficit	(253,543)	(74,057)

Total Liabilities and Stockholders’ Deficit	$219,330	$232,013

The accompanying notes are an integral part of these consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	December 31, 2024	December 31, 2023
Revenues	$1,251,454	$1,452,950
Cost of revenues	885,697	1,022,114
Gross profit	365,757	430,836
Operating expenses	545,335	515,000
Loss from operations and before income taxes	(179,579)	(84,173)
Income tax expense	-	-

Net loss	$(179,579)	$(84,173)

Basic and diluted loss per common share	$-	$-
Basic and diluted- weighted average common shares outstanding	1,884,930,584	1,881,355,242

The accompanying notes are an integral part of these consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity / (Deficit)
Balance, December 31, 2022	2,000,000	$200	1,862,430,584	$186,243	$4,807,901	$(4,993,228)	$1,116

Issuance of common stock for services	-	-	22,500,000	2,250	6,750	-	9,000

Net loss	-	-	-	-	-	(3,180)	(3,180)

Balance, March 31, 2023	2,000,000	$200	1,884,930,584	188,493	4,814,651	(4,996,408)	6,936

Net loss	-	-	-	-	-	(78,412)	(78,412)

Balance, June 30, 2023	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	(5,074,820)	(71,477)

Net loss	-	-	-	-	-	7,544	7,544

Balance, September 30, 2023	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	$(5,067,276)	$(63,933)

Net Income						$(10,125)	$(10,125)

Balance, December 31, 2023	2,000,000	200	1,884,930,584	188,493	4,814,651	(5,077,401)	(74,057)

Balance, December 31, 2023	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	$(5,077,401)	$(74,057)

Net loss	-	-	-	-	-	(95,702)	(95,702)

Balance, March 31, 2024	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	$(5,173,103)	$(169,759)

Net loss	-	-	-	-	-	(23,336)	(23,336)

Balance, June 30, 2024	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	$(5,196,439)	$(193,095)

Net loss	-	-	-	-	-	(12,821)	(12,821)

Balance, September 30, 2024	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	$(5,209,260)	$(205,916)

Net loss	-	-	-	-	-	(47,720)	(47,720)

Balance, December 31, 2024	2,000,000	200	1,884,930,584	188,493	4,814,651	(5,256,887)	(253,543)

The accompanying notes are an integral part of these consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended		For the year ended
	December 31, 2024		December 31, 2023
Operating Activities:
Net loss	$(179,579)		$(84,173)
Adjustments to reconcile net loss to net cash used for operating activities:
Reversal of non-cash increase in intangible assets - Crypto	-	-	6,103
Issuance of common stock for consulting services	-		9,000
Changes in operating assets and liabilities:
Trade accounts receivable	(16,572)		151,604
Inventories	2,636		(22,142)
Loan origination fee	(11,700)		-
Accounts payable and accrued expenses	5,780		(19,301)
Advance deposits – receivable / (liability)	997		(6,573)
Sales taxes receivable / payable	(5,487)		524
Net cash used for operating activities	(203,925)		35,041

Investing Activities:
Net cash provided by investing activities	-		-

Financing Activities:
Due to related party - CEO	-		15,000
Line of credit	165,500		-
Net cash provided by financing activities	165,500		15,000

Net decrease in cash	(38,425)		50,042
Cash, beginning of period	84,004		33,962

Cash, end of period	$45,579		$84,004

Supplemental disclosure of cash flow information
Cash paid for interest	$-		$-
Cash paid for taxes	$-		$-

The accompanying notes are an integral part of these consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, and 2023

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

December 31, 2024, and 2023

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

December 31, 2024, and 2023

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

All figures are in U.S. Dollars.

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has not generated significant revenues from its principal operations until March 6, 2022, with the acquisition of CM Tech that will generate between $1.4 to $2.0M in revenues annually. As of December 31, 2024, the Company had an accumulated deficit of $5,256,887 (December 31, 2023 - $5,077,401). The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing from its members or other sources, as may be required. For the year ended December 31, 2024, CM Tech has negative cash flow from operations in prior year but has turned positive in 2024. The Company is working towards consistently generating positive cash flow from operations by increasing revenues and by analyzing potential acquisition targets.

The Company’s activities will necessitate significant uses of working capital beyond December 31, 2024. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s sales, cash flow from operations and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities, revenue from operations and or affiliate funding.

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

December 31, 2024, and 2023

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024, and 2023, respectively.

Allowances for Sales Returns and Doubtful Accounts

Sales Returns - We may, on a case-by-case basis, accept returns of products from our customers, without restocking charges, when they can demonstrate an acceptable cause for the return.

Doubtful Accounts - Management analysis its accounts receivable in accordance with ASC 326 are their “expected losses” in their portfolio of customers. The Company has a direct and long-term relationship with all of its customers. The Company reviews each customer on a quarterly basis. Historically, the Company has not incurred any significant bad debt expenses. Therefore, based on historical results and our current analysis the Company does not expect any credit losses.

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

The allowance estimate is derived from a review of the Company’s historical losses based on the ageing of receivables. This estimate is adjusted for management’s assessment of current conditions, in which to calculate the expected allowance for credit losses. The Company’s customer base has remained constant since its inception.

The Company expects across all pools of accounts receivable that there are no changes in credit losses for 2023 and maintains a zero balance for 2024 and for 2023. The Company does not expect its credit loss reserve to change in the next twelve months.

The Company sometimes receives cash deposits in advance of manufacturing and shipping its products. As of December 31, 2024, there is $2,661 (December 31, 2023 - $3,658 advance deposit liability) in advance deposit receivable recorded on the balance sheet. When the products are shipped to or picked up by the customer the advance deposits are recognized as product revenue.

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

Equipment

Equipment is stated at cost. Capital expenditure for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The computer equipment is depreciated over 5 years on a straight-line basis. Depreciation expenses for the years ended December 31, 2024, were $-0- and 2023 was $-0-, respectively.

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

December 31, 2024, and 2023

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

Advertising Expenses

The Company records advertising expenses per ASC 720-35-50-1, which are expensed as they are incurred or the first time when the advertising takes place. During the years ended December 31, 2024, and 2023, there were no advertising costs incurred by the Company.

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

ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of January 1, 2007, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal, Rhode, Island and Massachusetts as our “major” tax jurisdictions. With limited exceptions, we remain subject to Internal Revenue Service (“IRS”) examination of our income tax returns filed within the last three (3) years, and to Massachusetts Department of Revenue examination of our income tax returns filed within the last four (4) years. However, we have certain tax attribute carry forwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

December 31, 2024, and 2023

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

December 31, 2024, and 2023

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of December 31, 2024, and December 31, 2023, there were no outstanding dilutive securities, except as of December 31, 2024, there was 2,000,000 Series A Preferred Stock outstanding, however, they were not included in the calculations as they are considered anti-dilutive.

The following table represents the computation of basic and diluted losses per share:

Net loss per share is based upon the weighted average shares of common stock outstanding.

	Year ended December 31, 2024	Year ended December 31, 2023

Loss available for common shareholder	$(179,579)	$(84,173)
Basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	1,884,930,584	1,881,355,242

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

December 31, 2024, and 2023

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

In June 2023, the FASB issued ASU 2023-07, which enhances the disclosure requirements for reportable segments. The ASU requires public entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker, aiming to improve the transparency and usefulness of segment reporting. The amendments are effective for public business entities for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted the amendments in this update during the current year and the adoption did not have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, which enhances the transparency and decision usefulness of income tax disclosures. The ASU requires public business entities to disclose specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. It also mandates the disclosure of income taxes paid disaggregated by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating how this ASU will impact its consolidated financial statements and disclosures. The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or consolidated results of operations.

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

Major Customers and Concentration of Credit Risk

The Company has two major customers, which account for approximately 66% of the balance of accounts receivable as of December 31, 2024 (December 31, 2023 – 66%) and 30% of the Company’s revenues for the year ended December 31, 2024 (December 31, 2023 – 22%) were attributable to these same customers. The Company evaluates industry specific credit risk but does not believe that any material risk is identified that could materially impact on our results of consolidated operations and consolidated financial position.

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

December 31, 2024, and 2023

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Market

We service the Global Semiconductor Equipment Manufactures CM Tech’s sales to international customers were 18% and 32% of our total sales in 2024 and 2023, respectively.

4. ACCOUNTS RECEIVABLE

Accounts receivable primarily relate to uncollected sales of custom designed motors and custom picture frames. Differences between the amounts from customers less an estimated allowance for doubtful accounts, if deemed necessary by management, and based on review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts, if any, by identifying troubled accounts and by using historical experience applied to the aging of accounts. As of December 31, 2024, and 2023 there was no allowance for doubtful accounts required.

5. INVENTORIES

As of December 31, 2024, and 2023, the Company’s inventories consist of custom designed motors and picture frames. Inventories are valued at the lower cost of the market (net realizable value).

6. EQUIPMENT - NET

Equipment consists of the following as of December 31, 2024, and 2023:

	December 31,	December 31,
	2024	2023
	(unaudited)	(audited)
Cryptocurrency miners	$15,000	$15,000
Less accumulated depreciation	(15,000)	(15,000)

Total Property and Equipment	$-	$-

Equipment is stated at cost and depreciated on a straight- line basis over the assets’ estimated useful lives: computer equipment 5 years. Total depreciation expenses for the year ended December 31, 2024, and 202 were $-0- and $-0-, respectively.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, and 2023

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2024, and 2023, our accounts payable are primarily made up of trade payables for purchase of motor parts and picture frames. Additionally, our accounts payable and accrued liabilities will consist of other vendor invoices, amounts owed to employees and other invoices related to the Company’s advisors.

8. DUE TO RELATED PARTY - CEO

During the year ended December 31, 2024, our CEO advanced the Company $-0- December 31, 2023, -. The amount accrued but not yet paid to our CEO on December 31, 2024, and December 31, 2023, was $238,079 and $238,079, respectively. The debt is unsecured and is not guaranteed by the Company. The CEO can call debt obligation at any time.

9. ACQUISITION OF PRIVATE COMPANY OWNED BY CEO

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

December 31, 2024, and 2023

9. ACQUISITION OF PRIVATE COMPANY OWNED BY CEO (Continued)

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

10. STOCKHOLDERS’ DEFICIT

Preferred Stock – There are 20,000,000 shares of authorized preferred stock, par value $0.0001 per share, with 2,000,000 shares issued and outstanding as of December 31, 2024, and 2023. The 2,000,000 preferred shares were issued to our CEO. The Series A Preferred Stock, shall be entitled to have one thousand (1,000) votes per one (1) share, at each meeting of stockholders of the Corporation (or pursuant to any action by written consent) with respect to any and all matters presented to the stockholders of the Corporation for their action or consideration. The holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

Common Stock – There are 2,000,000,000 shares of authorized Class A common stock, par value $0.0001 per share, with 1,884,930,584 shares issued and outstanding as of December 31, 2024, and 1,862,430,584 shares issued and outstanding as of December 31, 2023.

March 6, 2022, the Company issued 2,000,000 preferred shares to our CEO in exchange for his 100% owned private company CMT Tech.

Common stock was issued by the Company for the year ended December 31, 2023, as described below and no common stock was issued by the Company for the year ended December 31, 2024.

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

The Company relied upon Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended, for the issuance of these securities. No commissions were paid regarding the share issuance, and the share certificates were issued, or “book entry”, with a Rule 144 restrictive legend.

11. INCOME TAXES

Income tax provision is summarized as follows:

	Year Ended December 31,
	2024	2023
Current:
Federal	$37,712	$17,676
State	14,366	6,734
	52,078	24,410
Deferred:
Federal	-	-
State	-	-
Change in valuation allowance	205,606	434,409
Net operating losses	(257,684)	(458,819)

Income tax provision	$-	$-

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, and 2023

11. INCOME TAXES (Continued)

The actual income tax provision differs from the “expected” tax computed by applying the Federal corporate tax rate of 21% to the income before income taxes as follows:

	Year Ended December 31,
	2024	2023
“Expected” income tax benefit	$37,712	$17,676
State tax expense, net of Federal Benefit	14,366	6,734
Change in valuation allowance	205,606	434,409
Other	-	-
Net operating losses	(257,684)	(458,819)

Income tax provision	$-	$-

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Inventory reserves	$-	$-
Allowances for bad debts and returns	-	-
Accrued expenses	6,727	(19,301)
Asset valuation reserves	-	-
Net operating loss carry forwards - estimated	5,576,462	5,396,883
Other		-
Total deferred tax assets	5,583,188	5,377,582
Valuation allowance	(5,583,188)	(5,377,582)

	-	-
Deferred tax liabilities:
Deferred state taxes	-	-
Total deferred tax liabilities	-	-

Net deferred tax assets	$-	$-

As of December 31, 2024, we have an estimated $5,576,462 (2023 - $5,396,883) in estimated net operating loss carry forwards for federal and state income tax purposes. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets. We have identified the U.S. federal, Delaware, and Massachusetts “major” tax jurisdiction. Delaware is for Franchise Tax Purposes only, which we paid $1,250 in 2024 and 2023. With limited exceptions, we remain subject to IRS examination of our income tax returns filed within the last three (3) years, and to Massachusetts Department of Revenue examination of our income tax returns within the last four (4) years.

12. COMMITMENTS AND CONTINGENCIES

Office Space

Our corporate headquarters are in a full-service office suite located in a building in North Reading, Massachusetts, consisting of approximately 5,000 square feet of retail, manufacturing, and office space. The Company’s contractual term as of December 31, 20243, is less than twelve months. The agreement has no option for renewal and no bargain purchase option. Based on these facts and other legal terms in the rental agreement. The Company has recorded the agreement as a rental contract as its terms are effectively a month-to-month contract and can be terminated at any time. The Company pays $5,000 a month and the contract formally expires in January 2025. The Company records $5,000 every month as an expense.

Litigation

There is no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

13. SUBSEQUENT EVENTS

On March 25, 2025, The Delaware Secretary of State approved an amendment authorizing the Company to increase the number of authorized shares of common stock to three billion twenty million (3,020,000,000) shares, consisting of three billion (3,000,000,000) shares of common stock and twenty million (20,000,000) shares of preferred stock.

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

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our internal control over financial reporting and concluded that it was effective as of December 31, 2024.

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

ITEM 9 B: OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS. None.

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of December 31, 2023:

Name	Age	Position	Since
James F. ‘Rourke	70	President, Secretary, CFO and Director	May 6, 2016

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

Indemnification of Executive Officers and Directors

Our articles provide to the fullest extent permitted by Delaware Law, wherein our directors or officers shall not be personally liable to the Company or our stockholders for damages for breach of such directors or officers’ fiduciary duty. The effect of this provision of our articles is to eliminate our rights and the rights of our stockholders (through stockholders’ derivative suits on behalf of the Company) to recover damages against a director or officer for breach of the fiduciary duty of care as a director or officer (including breaches resulting from negligent or grossly negligent behaviour), except under certain situations defined by statute. We believe that the indemnification provisions in our articles are necessary to attract and retain qualified persons as directors and officers.

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

CONFLICTS OF INTEREST - GENERAL

Our sole director and officer is, or may become, in his individual capacities, an officer, director, controlling shareholder and/or partner of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts, and corporation opportunities, involved in participation with such other business entities. While our sole officer and director of our business is engaged in business activities outside of our business, he devotes to our business such time as he believes to be necessary.

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

ITEM 11: EXECUTIVE COMPENSATION

Executive compensation during the years ended December 31, 2024, 2023, and 2022 was as follows:

		Annual	Annual	Stock		All	Annual
		Payments	Payments	And	Compensation	Other	Compensation
Name/Position	Year	Salary	Made	Options (1)	Plans	Compensation	Total
James F. O’Rourke	2024	$110,000	$-	-	-	-	$110,000
Chief Executive Officer and Director	2023	$110,000	$-	-	-	-	$110,00
	2022	$60,000	$-	$-	-	-	$60,000

Employment Agreement

We do not have any employment agreements with our officers.

Stock Option Plan

Under the Company’s 2014 Stock Option Plan, no options have been granted.

Outstanding Equity Awards at Fiscal Year-End

There were No Equity Awards during the fiscal year ended December 31, 2024, and 2023, respectively,

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2024, the number and percentage of the outstanding shares of common stock, which, according to the information available to us, were beneficially owned by:

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

ITEM 13: CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Advances

During the year ended December 31, 2024, the Company’s CEO advanced $-0- (2023 - $15,000). Due to related party - CEO on December 31, 2024, and December 31, 2023, was $238,079 and $238,079, respectively. The debt is unsecured and is not guaranteed by the Company. The CEO can call debt obligation at any time.

Employee Benefit Plans

We have an employee benefit plan and a stock option plan.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm of Olayinka Oyebola & Co for the December 31, 2024, and 2023 audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	Year Ended December 31,
	2024	2023
Olayinka Oyebola & Co	$37,625	$60,500

Olayinka Oyebola & Co does not complete the Company’s tax filings. The Company incurred $1,500 for tax related services in 2024 and $0 for the year ended 2023.

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

On April 7, 2025, Olayinka Qyebola & Co was dismissed as an independent registered public accounting firm for Powerdyne International Inc.

On April 8, 2025, the Company engaged LOA Professionals as the Company’s independent registered accounting firm for Powerdyne International Inc.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended December 31, 2024, and 2023.

The board of directors will evaluate and approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures. LOA Professionals has been the Company’s auditor since 2025.

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

POWERDYNE INTERNATIONAL, INC.

Date: April 30, 2025	By:	/s/ James F. O’Rourke
James F. O’Rourke, Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial and
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ James F. O’Rourke	Principal Executive Officer & Principal Financial &
James F. O’Rourke	Accounting Officer & Director	April 30, 2025

