Form 10-Q
period 2025-03-31
POWERDYNE INTERNATIONAL, INC.
filed 2025-05-27
CIK 1435617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

There are 1,884,930,584 shares of issuer’s Common Stock outstanding as of May 21, 2025.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$11,525	$45,579
Trade accounts receivable	102,183	87,456
Inventories	64,095	74,488
Advance deposit - trade	-	2,662
Sales tax receivable	-	9,145
Right of use asset	52,038	-
Total current assets	229,841	219,330

Equipment
Cryptocurrency miners	15,000	15,000
Less: accumulated depreciation	(15,000)	(15,000)
Total equipment	-	-

Right of use asset	110,372	-

Total Assets	$340,213	$219,330

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$25,293	$69,295
Advance deposits	7,159	-
Due to related party - CEO	238,079	238,079
Line of credit	215,950	165,500
Operating lease liability	66,000	-
Total Current Liabilities	552,481	472,874

Operating lease liability	96,410	-
Total Liabilities	648,891	472,874

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, $0.0001 par value,20,000,000 shares
authorized, 2,000,000 shares issued and outstanding
as of March 31, 2025, and December 31, 2024	200	200
Common stock, $0.0001 par value,3,000,000,000 shares
authorized, 1,884,930,584 shares issued and outstanding
as of March 31, 2025, and December 31, 2024	188,493	188,493
Additional paid-in-capital	4,814,651	4,814,651
Accumulated deficit	(5,312,021)	(5,256,887)
Total Stockholders’ Deficit	(308,678)	(253,543)

Total Liabilities and Stockholders’ Deficit	$340,213	$219,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months	For the three months
	ending	ending
	March 31, 2025	March 31, 2024

Revenues	$271,056	$275,739
Cost of revenues	209,418	215,251
Gross profit	61,639	60,487
Operating expenses	116,773	156,189
Loss from operations and before income taxes	(55,134)	(95,702)
Income tax expense	-	-

Net loss	$(55,134)	$(95,702)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	1,884,930,584	1,884,930,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	(Deficit) /
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2023	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	$(5,077,401)	$(74,057)

Net loss	-	-	-	-	-	(95,702)	(95,702)

Balance, March 31, 2024	2,000,000	200	1,884,930,584	188,493	4,814,651	(5,173,103)	(169,759)

Balance, December 31, 2024	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	$(5,256,887)	$(253,543)

Net loss	-	-	-	-	-	(55,134)	(55,134)

Balance, March 31, 2025	2,000,000	$200.00	1,884,930,584	$188,493	$4,814,651	$(5,312,021)	$(308,678)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months	For the three months
	ending	ending
	March 31, 2025	March 31, 2024
Operating Activities:
Net loss	$(55,134)	$(95,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Reversal of non-cash change in intangible assets - Crypto	-	-
Issuance of common stock for consulting services	-	-
Changes in operating assets and liabilities:
Trade accounts receivable	(14,727)	2,777
Inventories	10,393	5,729
Loan origination fee	-	(11,700)
Accounts payable and accrued expenses	(44,002)	36,549
Advance deposits	9,822	2,654
Sales taxes payable	9,145	270
Net cash (used) in / provided operating activities	$(84,504)	$(59,424)

Investing Activities:
Net cash provided by investing activities	-	-

Financing Activities:
Line of credit	50,450	70,200
Net cash provided by financing activities	$50,450	$70,200

Net(decrease) / increase in cash	(34,054)	10,776
Cash, beginning of period	45,579	84,004

Cash, end of period	$11,525	$94,780

Supplemental disclosure if cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash Investing and Financing Activities:
Right of Use Asset and Operating Lease	$172,038	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025, and 2024

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

On March 6, 2022, pursuant to a Securities Purchase Agreement (the “SPA”), Powerdyne International, Inc. (the “Company”), acquired all of the issued and outstanding membership interests of Creative Motion Technology, LLC, a Massachusetts limited liability company, (the “Membership Interests”). Membership Interests are owned by Mr. James F. O’Rourke, the principal owner and sole director and officer of the Company. The purchase price paid by the Company was 2,000,000 shares of its Series A Preferred Stock valued at $1,500,000. The Series A Preferred Stock shall be entitled to have one thousand (1,000) votes per one (1) share, at each meeting of stockholders of the Corporation (or pursuant to any action by written consent) with respect to any and all matters presented to the stockholders of the Corporation for their action or consideration. The holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

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

Included with CM Tech acquisition is Frame One, which is a custom picture framing shop located in North Reading, MA. Frame One has been in business since 2006 and brings with it a strong client base consisting of local schools, colleges, artist guilds, artists, artists, artists, interior decorators/designers, museums, photographers, art galleries and theaters.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025, and 2024

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

The merger was accounted for as a reverse-merger, and recapitalization in accordance with generally accepted accounting principles in the United States (“GAAP”). Powerdyne Inc. was the acquirer for financial reporting purposes, and the Company was the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger are those of Powerdyne, Inc. and have been recorded at the historical cost basis of Powerdyne, Inc., and the financial statements after completion of the merger include the assets and liabilities of the Company and Powerdyne, Inc., historical operations of Powerdyne, Inc. and operations of the Company from the closing date of the merger. Common stock and the corresponding capital amounts of the Company pre-merger were retroactively restated as capital stock shares reflecting the exchange ratio in the merger. In conjunction with the merger, the Company received no cash and assumed no liabilities from Greenmark Acquisition Corporation.

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

March 31, 2025, and 2024

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. As of March 31, 2025, the Company had an accumulated deficit of $5,312,021 (December 31, 2024 - $5,256,887). The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The Company’s activities will necessitate significant uses of working capital beyond March 31, 2025. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s sales and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities, revenue from operations and or affiliate funding.

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

March 31, 2025, and 2024

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of March 31, 2025, and December 31, 2024, the Company had $11,525 and $45,579 in cash respectively held in banks.

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

The allowance for sales returns and doubtful accounts as of March 31, 2025, and 2024 was $0, respectively.

The Company sometimes receives cash deposits in advance of manufacturing and shipping its products. As of March 31, 2025, there was $7,159 (December 31, 2024 - $2,662 receivable) in advance deposits recorded on the balance sheet. When the products are shipped to the customer the advance deposits are recognized as product revenue.

Inventories

Inventories, consisting principally of products held for sale, are stated lower of cost, using the first-in, first-out method, and net realizable value. The amount presented in the accompanying consolidated balance sheet has no valuation allowance.

As of December 31, 2024, and March 31, 2025, the Company’s inventories consist of custom designed motors and picture frames. Inventories are valued at the lower cost of the market (net realizable value).

Equipment

Equipment is stated at cost. Capital expenditure for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The computer equipment is depreciated over 5 years on a straight-line basis. Depreciation expenses for the three months ended March 31, 2025, and 2024 were $0, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025, and 2024

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

March 31, 2025, and 2024

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

Advertising Expenses

The Company records advertising expenses per ASC 720-35-50-1, which are expensed as they are incurred or the first time when the advertising takes place. During the three months ended March 31, 2025, and 2024, there were no advertising costs incurred by the Company.

Shipping Activities

Outbound shipping changes to customers are included in “Product revenue”. Outbound shipping-related costs are included in “Costs of products sold”.

Stock-Based Compensation

We account for all share-based compensation in accordance with ASC 718-20 Stock-Based Compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite vesting period. There was no stock based compensation recorded for the three months ended March 31, 2025, and 2024.

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

March 31, 2025, and 2024

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

Income taxes payable as of March 31, 2025, and December 31, 2024, was $-0-.

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

Loss per Common Share

Loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three months ended March 31, 2025, and 2024, there were no outstanding dilutive securities, except as of March 31, 2025, and 2024, there were 2,000,000 Series A Preferred Stock outstanding, however, they were not included in the calculations as they are considered anti-dilutive.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025, and 2024

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share (Continued)

The following table represents the computation of basic and diluted losses per share:

Loss per share is based upon the weighted average shares of the common stock outstanding.

	For the three months ending	For the three months ending
	March 31, 2025	March 31, 2024
Loss available for common shareholder	$(55,134)	$(95,702)
Basic and fully diluted loss per share	$0.00	$0.00

Weighted average common shares outstanding - basic and diluted	1,884,930,584	1,884,930,584

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

The Company has implemented all the new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or consolidated results of operations.

POWERDYNE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025, and 2024

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

March 31, 2025, and 2024

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Major Customers and Concentration of Credit Risk

The Company has two major customers, which account for approximately 95% of the balance of accounts receivable as of March 31, 2025, (December 31, 2024 - 30%) of the Company’s revenues for the three months ended March 31, 2025 – 90% (March 31, 2024 –95%) were attributable to these same customers. The Company evaluates industry specific credit risk but does not believe that any material risk is identified that could materially impact on our results of consolidated operations and consolidated financial position.

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

The Market

We service the Global Semiconductor Equipment Manufacture’s our Sales to International customers were 32% and 68% of our total sales in 2024 and 2023, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2025, and 2024

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

During the three months ended March 31, 2025, and 2024, the Company’s CEO did not fund nor was reimbursed for his outstanding payable. The Company owes the following amounts to our CEO as of March 31, 2025, $238,079 and December 31, 2024,was $238,079 respectively. The balances owed to our CEO are due on demand and therefore recorded as a current liability.

5. LINE OF CREDIT

On May 30th, 2024, CM Technology, LLC (“CM Tech”) a wholly owned subsidiary of the Company entered into a line of credit with a financial institution that has national scope through one of their local branches. The line of credit is for a maximum of $170,000 which is collateralized and has a security interest in the deposit account or cash, inventories and trade accounts receivable of CM Tech and is due and payable on demand. Our CEO has personally guaranteed the line of credit. The Company paid a $450 documentation fee. On March 12, 2025, CM Tech was approved for an additional increase in the line of credit to $220,000. The additional increase in the line of credit does not change any terms from the original agreement as of May 30th, 2024. As of March 31, 2025, the Company has drawn $220,000 to finance working capital. The Company is not in default on the line of credit. The Company accrues monthly interest on outstanding balances at 2.5% plus the prime interest rate.

As of March 31, 2025, CM Tech has cash of $1,423, trade accounts receivable at $94,798 and inventories of $44,346 collateralized against the line of credit creating a security interest.

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

Included with CM Tech acquisition is Frame One, which is a custom picture framing shop located in North Reading, MA. Frame One has been in business since 2006 and brings with it a strong client base consisting of local schools, colleges, artist guilds, artists, artists, interior decorators/designers, museums, photographers, art galleries and theaters.

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

March 31, 2025, and 2024

6. ACQUISITION OF THE PRIVATE COMPANY OWNED BY CEO (Continued)

The pro forma information below presents statements of operations data as if the acquisition of CM Tech took place on January 1, 2020.

	Consolidated For the year Ended December 31, 2021	Consolidated For the year ended December 31, 2020

Revenues	$1,224,290	$985,613
Cost of Goods Sold	721,243	525,454
Gross profit	$503,047	$460,159
Operating expenses	265,779	245,531

Net Income	$237,268	$214,628

7. STOCKHOLDERS’ DEFICIT

Preferred Stock – There are 20,000,000 shares of authorized preferred stock, par value $0.0001 per share, with 2,000,000 shares issued and outstanding as of March 31, 2025 (December 31, 2024 – 2,000,000). The Series A Preferred Stock shall be entitled to have one thousand (1,000) votes per one (1) share, at each meeting of stockholders of the Corporation (or pursuant to any action by written consent) with respect to any and all matters presented to the stockholders of the Corporation for their action or consideration. The holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

Common Stock - On March 25, 2025, The Delaware Secretary of State approved an amendment authorizing the Company to increase the number of authorized shares of common stock to three billion twenty million (3,020,000,000) shares, consisting of three billion (3,000,000,000) shares of common stock and twenty million (20,000,000) shares of preferred stock

– There are 3,000,000,000 shares of authorized Class A common stock, par value $0.0001 per share, with 1,884,930,584 shares issued and outstanding March 31, 2025, and December 31, 2024, respectively.

March 6, 2022, the Company issued 2,000,000 preferred shares to our CEO in exchange for his 100% owned private company CM Tech and Frame One. The Series A Preferred Stock shall be entitled to have one thousand (1,000) votes per one (1) share, at each meeting of stockholders of the Corporation (or pursuant to any action by written consent) with respect to any and all matters presented to the stockholders of the Corporation for their action or consideration. The holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

8. COMMITMENTS AND CONTINGENCIES

Office Space

Our corporate headquarters are in a full-service office suite located in a building in North Reading, Massachusetts, consisting of approximately 5,000 square feet of retail, manufacturing, and office space. The Company’s contractual term as of Febuary1, 2025 is 36 months expiring January 31, 2028. .

The lease requires monthly payments of $5,500, payable at the beginning of each month, with no variable payments, residual value guarantees, or purchase options. The lease does not include renewal or termination options reasonably certain to be exercised. The lease liability and ROU asset were measured at commencement using the Company’s estimated incremental borrowing rate of 10% per annum, as the rate implicit in the lease was not readily determinable.

Maturity Analysis of Lease Liability: The following table presents the undiscounted cash flows for the operating lease liability as of March 31, 2025, reconciled to the present value:

Year	Undiscounted Cash Flows	Present Value
2025 (April–Dec, 9 months)	49,500	38,442
2028 - 12 months	66,000	63,745
2028 - 12 months	66,000	55,823
2028 (Jan)	5,500	4,400
Total Remaining	187,000	162,410

Litigation

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party to.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are an operating company which has experienced losses since our inception. Our sources of cash to date have been capital invested by shareholders and venture capital investors/lenders. On March 6, 2022, the Company acquired CM Tech and received $1,207,168 in revenue through to the end of December 31, 2022.

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

Included with CM Tech acquisition is Frame One, which is a custom picture framing shop located in North Reading, MA. Frame One has been in business since 2006 and brings with it a strong client base consisting of local schools, colleges, artist guilds, artists, artists, interior decorators/designers, museums, photographers, art galleries and theaters.

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

Results of Operations - The three months ended March 31, 2025, compared to the three months ended March 31, 2024:

Revenues

During the three months ended March 31, 2025, we generated $271,056 in revenue, and during the three months ended March 31, 2024, we generated $275,739 in revenue. Revenues for CM Tech, LLC decreased by approximately $31,824 due to the threat of tariffs and economic uncertainty during the first quarter of 2025. Although management expects revenues to increase for CM Tech through the end of 2025. Revenues for Frame One LLC increased $ 27,642 during the three months for March 31, 2025.

Cost of Revenues

During the three months ended March 31, 2025, we incurred $209,418 in cost of revenues, and during the three months ended March 31, 2024, we generated $215,251 in cost of revenues. The cost of revenue decreased consistently with the decrease in revenues.

Gross Profit

During the three months ended March 31, 2025, we generated $61,639 in gross profits, and during the three months ended March 31, 2024, we generated $60,487 in gross profit.

Operating expenses

During the three months ended March 31, 2025, total operating expenses decreased to $116,773 from $156,189 for the three months ended March 31, 2024. The decrease is due to cutting expenses to streamline operations in advance of economic growth.

For the three months ended March 31, 2025, the Company had a net loss of $55,134 and for March 31, 2024, there was a loss of $95,072, respectively. We expect that the Company will continue to generate increases in revenues so that we become profitable and cash flow positive. However, there is no guarantee that we can achieve these results.

Liquidity and Capital Resources

As of March 31, 2025, and December 31, 2024, we had working capital deficits of $322,640 and $253,544, respectively. The increase in 2025 is majorly due to the additional current portion of the lease liability and the $50,450 increase in the Line of credit.

For the three months ended March 31, 2025, we had a $34,054 decrease in cash compared to the year-ended December 31, 2024, due to continued economic uncertainty.

The decrease in cash flow from operations of $25,080 is consistent with the decrease in cash.

On May 30th, 2024, CM Technology, LLC (“CM Tech”) a wholly owned subsidiary of the Company entered into a line of credit with a financial institution that has national scope through one of their local branches. The line of credit is for a maximum of $170,000 which is collateralized and has a security interest in the deposit account or cash, inventories and trade accounts receivable of CM Tech and is due and payable on demand. Our CEO has personally guaranteed the line of credit. The Company paid a $450 documentation fee. On March 12, 2025, CM Tech was approved for an additional increase in the line of credit to $220,000. The additional increase in the line of credit does not change any terms from the original agreement as of May 30th, 2024. As of March 31, 2025, the Company has drawn $220,000 to finance working capital. The Company is not in default on the line of credit. The Company accrues monthly interest on outstanding balances at 2.5% plus the prime interest rate.

As of March 31, 2025, CM Tech has cash of $1,423, trade accounts receivable at $94,798 and inventories of $44,346 collateralized against the line of credit creating a security interest.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2025, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

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

POWERDYNE INTERNATIONAL, INC.

Dated: May 27, 2025	By:	/s/ James F. O’Rourke
Chief Executive Officer
(Principal Executive Officer)

