Form 10-Q
period 2025-06-30
POWERDYNE INTERNATIONAL, INC.
filed 2025-09-05
CIK 1435617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

There are 1,884,930,584 shares of issuer’s Common Stock outstanding as of July 10, 2025.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2025	December 31, 2024
		(audited)
ASSETS

Current Assets:
Cash	$28,093	$45,579
Trade accounts receivable	63,321	87,456
Inventories	64,889	74,488
Advance deposit - trade	-	2,662
Sales tax receivable	-	9,145
Right of Use Asset - Current Portion	53,565	-
Total current assets	209,868	219,330

Property and Equipment
Cryptocurrency miners	15,000	15,000
Less: accumulated depreciation	(15,000)	(15,000)
Total property and equipment	-	-
Right of Use Asset - Long Term	96,890

Total Assets	$306,758	$219,330
		-
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	95,564	69,295
Advance deposits	718	-
Due to related party - CEO	238,079	238,079
Sales tax payable	1,709	-
Loan related party	40,000	-
Line of credit	244,950	165,500
Operating lease liability - current portion	53,565	-
Total Current Liabilities	674,584	472,874
Operating lease liability - long term portion	96,890
Total Long Term Liabilities	771,474	472,874
Stockholders’ Deficit:
Preferred stock, $0.0001 par value,20,000,000 shares authorized, 2,000,000 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively.	200	200
Common stock, $0.0001 par value, 2,000,000,000 shares authorized, 1,884,930,584 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively.	188,493	188,493
Additional paid-in capital	4,814,651	4,814,651
Accumulated deficit	(5,468,060)	(5,256,887)
Total Stockholders’ Deficit	(464,716)	(253,543)

Total Liabilities and Stockholders’ Deficit	$306,758	$219,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenues	$342,697	$317,529	$612,035	$593,268
Cost of revenues	330,265	223,178	539,682	438,429
Gross profit	12,432	94,351	72,353	154,839
Operating expenses	168,471	117,687	283,525	273,876
Loss from operations and before
income taxes	(156,039)	(23,336)	(211,173)	(119,038)
Income tax expense	-	-	-	-

Net loss	$(156,039)	$(23,336)	$(211,173)	$(119,038)

Basic and diluted - loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted - weighted average common
shares outstanding	1,884,930,584	1,884,930,584	1,884,930,584	1,884,930,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	$(5,077,401)	$(74,056)

Net loss	-	-	-	-	-	(95,702)	(95,702)

Balance, March 31, 2024	2,000,000	200	1,884,930,584	188,493	4,814,651	(5,173,103)	(169,759)

Net loss	-	$-	$-	$-	$-	$(23,336)	$(23,336)

Balance, June 30, 2024	2,000,000	200	1,884,930,584	188,493	4,814,651	(5,196,439)	(193,095)

Balance, December 31, 2024	2,000,000	200	1,884,930,584	188,493	4,814,651	(5,256,887)	(253,543)

Net loss	-	-	-	-	-	(55,134)	(55,134)

Balance, March 31, 2025	2,000,000	200	1,884,930,584	188,493	4,814,651	(5,312,021)	(308,678)

Net loss	-	-	-	-	-	(156,039)	(156,039)

Balance, June 30, 2025	2,000,000	200	1,884,930,584	188,493	4,814,651	(5,468,060)	(464,716)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six	For the six
	months ended	months ended
	June 30, 2025	June 30, 2024
Operating Activities:
Net loss	$(211,173)	$(119,038)
Adjustments to reconcile net loss to net cash used for activities:
Changes in operating assets and liabilities:
Trade accounts receivable	24,135	(7,937)
Inventories	9,599	27,154
Loan origination fee	-	(11,700)
Accounts payable and accrued expenses	26,273	(9,926)
Advance deposits	3,380	3,500
Sales taxes payable	10,850	14
Net cash used for operating activities	(136,936)	(117,932)

Investing Activities:
Net cash provided by investing activities	-	-

Financing Activities:
Loan from related party	40,000	-
Short term loan payable	-	61,200
Line of credit	79,450	39,500
Net cash provided by financing activities	119,450	100,700

Net decrease in cash	(17,486)	(17,232)
Cash, beginning of period	45,579	84,004

Cash, end of period	$28,093	$66,773

Supplemental disclosure of cash flow information
Cash paid for interest	$9,895	$90
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025, and 2024

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

June 30, 2025, and 2024

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

June 30, 2025, and 2024

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. As of June 30, 2025, the Company had an accumulated deficit of $5,468,060 (December 31, 2024 - $5,256,887). The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The Company’s activities will necessitate significant uses of working capital beyond June 30, 2025. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s sales and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities, revenue from operations and or affiliate funding.

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

June 30, 2025, and 2024

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2025, and December 31, 2024, respectively.

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

The allowance for sales returns and doubtful accounts as of June 30, 2025, and 2024 was $0, respectively.

The Company sometimes receives cash deposits in advance of manufacturing and shipping its products. As of June 30, 2025, there is $3,380 (December 31, 2024 - $-0-) in advance deposits recorded on the balance sheet. When the products are shipped to the customer the advance deposits are recognized as product revenue.

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

Equipment

Equipment is stated at cost. Capital expenditure for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The computer equipment is depreciated over 5 years on a straight-line basis. Depreciation expenses for the three and six months ended June 30, 2025, and 2024 were $0, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025, and 2024

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

June 30, 2025, and 2024

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

Advertising Expenses

The Company records advertising expenses per ASC 720-35-50-1 which they are expensed as they are incurred or the first time when the advertising takes place. During the three and six months ended June 30, 2025, and 2024, there were no advertising costs incurred by the Company.

Shipping Activities

Outbound shipping changes to customers are included in “Product revenue”. Outbound shipping-related costs are included in “Costs of products sold”.

Stock-Based Compensation

We account for all share-based compensation in accordance ASC 718-20 Stock-Based Compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite vesting period. There was no stock-based compensation recorded for the three months ended June 30, 2025, and 2024. Additionally, no share-based compensation was issued for the six months ended June 30, 2025, and 2024

Income Taxes

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

June 30, 2025, and 2024

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

Income taxes payable as of June 30, 2025, and December 31, 2024, was $-0-.

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

Loss per Common Share

Loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three months ended June 30, 2025, and 2024, there were no outstanding dilutive securities, except as of June 30, 2025, and 2024, there was 2,000,000 Series A Preferred Stock outstanding, however, they were not included in the calculations as they are considered anti-dilutive.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025, and 2024

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share (Continued)

The following table represents the computation of basic and diluted losses per share:

Loss per share is based upon the weighted average shares of common stock outstanding.

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net loss available for common shareholders	(156,039)	(23,336)	(211,173)	119,038
Basic and fully diluted loss per share	(0)	(0)	(0)	0

Weighted average common shares outstanding - basic and diluted	1,884,930,584	1,884,930,584	1,884,930,584	1,884,930,584

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

Recent Accounting Guidance Not Yet Adopted

None

Recent Accounting Guidance Adopted

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. This guidance is effective for annual periods beginning after December 15, 2024, which will be the Company’s fiscal year 2025, with early adoption permitted. The adoption is expected to enhance the Company’s Notes to the Consolidated Financial Statements. The Company is currently evaluating the impact of the ASU on its Annual Report.

In November 2024, the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses,” which requires the Company to disaggregate key expense categories such as employee compensation, depreciation and intangible asset amortization within its financial statements. ASU 2024-03 is effective for annuals periods beginning with the Company’s fiscal year 2027, and interim periods within the Company’s fiscal year 2028, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its Notes to the Consolidated Financial Statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or consolidated results of operations.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025, and 2024

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2025, and 2024

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

Major Customers and Concentration of Credit Risk

The Company has two major customers, which account for approximately 95% of the balance of accounts receivable as of June 30, 2025 (December 31, 2024 - 30%). For the six months ended June 30, 2025 – 95% (June 30, 2024 –95%) of CM Tech’s revenues were attributable to these same two customers. The Company evaluates industry specific credit risk but does not believe that any material risk is identified that could materially impact on our results of condensed consolidated operations and condensed consolidated financial position.

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

June 30, 2025, and 2024

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Suppliers

We have developed a strong collaborative relationship with a select few ISO Certified component manufacturers both domestically and in Asia. These strategic relationships have been developed over the past 20 years, which ensure that we are able to maintain a steady flow of components while maintaining a high level of quality.

4. DUE TO RELATED PARTY – CEO

During the six months ended June 30, 2025, the Company’s CEO did not fund nor was reimbursed for his outstanding payable. The Company owes the following amounts to our CEO as of June 30, 2025, and December 31, 2024, was $238,079 respectively. The balances owed to our CEO are due on demand and therefore recorded as a current liability.

5. SHORT TERM ADVANCE PAYABLE

From time to time, we receive payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. On April 2, 2025, we received a noninterest bearing advance from a stockholder in the amount of $40,000, to be repaid at a later date. The balance of this advance as of June 30, 2025, was $40,000.

6. LINE OF CREDIT

 On May 30th, 2024, CM Technology, LLC (“CM Tech”) a wholly owned subsidiary of the Company entered into a line of credit with a financial institution that has national scope through one of their local branches. The line of credit is for a maximum of $170,000 which is collateralized and has a security interest in the deposit account or cash, inventories and trade accounts receivable of CM Tech and is due and payable on demand. Our CEO has personally guaranteed the line of credit. The Company paid a $450 documentation fee. On March 12, 2025, CM Tech was approved for an additional increase in the line of credit to $250,000. The additional increase in the line of credit does not change any terms from the original agreement as of May 30th, 2024. As of June 30, 2025, the Company has drawn $244,950 to finance working capital. The Company is not in default on the line of credit. The Company accrues monthly interest on outstanding balances at 2.5% plus the prime interest rate.

As of June 30, 2025, CM Tech has cash of $18,618, trade accounts receivable at $62,190 and inventories of $45,140 collateralized against the line of credit creating a security interest.

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

June 30, 2025, and 2024

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

Preferred Stock – There are 20,000,000 shares of authorized preferred stock, par value $0.0001 per share, with 2,000,000 shares issued and outstanding as of June 30, 2025 (December 31, 2024 – 2,000,000). The Series A Preferred Stock, shall be entitled to have one thousand (1,000) votes per one (1) share, at each meeting of stockholders of the Corporation (or pursuant to any action by written consent) with respect to any and all matters presented to the stockholders of the Corporation for their action or consideration. The holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

 Common Stock - On March 25, 2025, The Delaware Secretary of State approved an amendment authorizing the Company to increase the number of authorized shares of common stock to three billion twenty million (3,020,000,000) shares, consisting of three billion (3,000,000,000) shares of common stock and twenty million (20,000,000) shares of preferred stock

– There are 3,000,000,000 shares of authorized Class A common stock, par value $0.0001 per share, with 1,884,930,584 shares issued and outstanding June 30, 2025, and December 31, 2024, respectively.

On June 23, 2025, Powerdyne International Inc. (“Powerdyne International Inc.” or the “Company”) (OTCPK: PWDY) entered into an investment agreement (the “Agreement”) with GHS Investments, LLC (the “Investor”), whereby the Investor has agreed to invest up to $10,000,000 to purchase shares of our common stock. GHS Investments LLC is a Nevada limited liability company, with offices at 420 Jericho Turnpike, Suite 102, Jericho, NY 11753 (the “Investor”).

Subject to the terms and conditions of the Investment Agreement and Registration Agreement, we may, in our sole discretion, deliver a put notice to the Investor which states the dollar amount which we intend to sell to the Investor on a certain date. The amount that we shall be entitled to sell to Investor shall be equal to two hundred percent (200%) of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable notice date so long as such amount does not exceed a calculated dollar amount per every 10 days of $500,000. The minimum amount shall be equal to $10,000.

In connection with the Agreement, we also entered into a registration rights agreement dated June 23, 2025, whereby we agreed to file a Registration Statement on Form S-1 with the Securities and Exchange Commission within thirty (30) days of the date of the registration rights agreement and to have the Registration Statement declared effective by the Securities and Exchange Commission within ninety (90) days after we have filed the Registration Statement.

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

Maturity Analysis of Lease Liability: The following table presents the undiscounted cash flows for the operating lease liability as of June 30, 2025, reconciled to the present value:

Year	Undiscounted Cash Flows	Present Value
2025 (July–Dec, 6 months)	33,000	26,287
2028 - 12 months	66,000	55,822
2028 - 12 months	66,000	62,845
2028 (Jan)	5,500	5,500
Total Remaining	$170,500	$150,455

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

Results of Operations - The three months ended June 30, 2025, compared to the three months ended June 30, 2024:

Revenues

During the three months ended June 30, 2025, we generated $342,697 in revenue, and during the three months ended June 30, 2024, we generated $317,529 in revenue. There has been an overall slowdown due to tariff concerns. Although management expects revenues to increase for CM Tech through the end of 2025.

Cost of Revenues

During the three months ended June 30, 2025, we incurred $330,265 in cost of revenues, and during the three months ended June 30, 2024, we generated $223,178 in cost of revenues.

Gross Profit

During the three months ended June 30, 2025, we generated $12,432 in gross profits, and during the three months ended June 30, 2024, we generated $94,351 in gross profit. Gross profit increased relatively in line with the increase in revenues.

Operating expenses

During the three months ended June 30, 2025, total operating expenses increased to $168,471 from $117,687 for the six months ended June 30, 2024.

For the three months ended June 30, 2025, the Company had a net loss of $156,039 and for June 30, 2024, there was a loss of $23,336, respectively.

Results of Operations - The six months ended June 30, 2025, compared to the six months ended June 30, 2024:

Revenues

During the six months ended June 30, 2025, we generated $612,035 in revenue, and during the six months ended June 30, 2024, we generated $593,268 in revenue. Revenues increase by approximately $18,767 mostly in the second three months of 2025 due to tariff concerns.

Cost of Revenues

During the six months ended June 30, 2025, we incurred $539,682 in cost of revenues, and during the six months ended June 30, 2024, we generated $438,429 in cost of revenues.

Gross Profit

During the six months ended June 30, 2025, we generated $12,432 in gross profits, and during the six months ended June 30, 2024, we generated $154,839 in gross profit.

Operating expenses

During the six months ended June 30, 2025, total operating expenses increased to $283,525 from $273,876 for the six months ended June 30, 2024.

For the six months ended June 30, 2025, the Company had a net loss of $156,039 and for June 30, 2024, there was a loss of $119,038, respectively.

Liquidity and Capital Resources

As of June 30, 2025, and December 31, 2024, we had working capital deficits of $185,914 and $193,095, respectively.

For the six months ended June 30, 2025, we had an approximately $17,000 decrease in cash from the year-ended December 31, 2024. During the comparative six months ended June 30, 2024, we had an approximately $17,000 decrease in cash.

	For the six	For the six
	months ended	months ended
	June 30, 2025	June 30, 2024
Operating activities	(136,936)	(117,932)
Investing activities	-	-
Financing activities	119,450	100,700

 On May 30th, 2024, CM Technology, LLC (“CM Tech”) a wholly owned subsidiary of the Company entered into a line of credit with a financial institution that has national scope through one of their local branches. The line of credit is for a maximum of $170,000 which is collateralized and has a security interest in the deposit account or cash, inventories and trade accounts receivable of CM Tech and is due and payable on demand. Our CEO has personally guaranteed the line of credit. The Company paid a $450 documentation fee. On March 12, 2025, CM Tech was approved for an additional increase in the line of credit to $250,000. The additional increase in the line of credit does not change any terms from the original agreement as of May 30th, 2024. As of June 30, 2025, the Company has drawn $244,950 to finance working capital. The Company is not in default on the line of credit. The Company accrues monthly interest on outstanding balances at 2.5% plus the prime interest rate.

As of June 30, 2025, CM Tech has cash of $18,618, trade accounts receivable at $62,190 and inventories of $45,140 collateralized against the line of credit creating a security interest.

On June 23, 2025, Powerdyne International Inc. (“Powerdyne International Inc.” or the “Company”) (OTCPK: PWDY) entered into an investment agreement (the “Agreement”) with GHS Investments, LLC (the “Investor”), whereby the Investor has agreed to invest up to $10,000,000 to purchase shares of our common stock. GHS Investments LLC is a Nevada limited liability company, with offices at 420 Jericho Turnpike, Suite 102, Jericho, NY 11753 (the “Investor”).

Subject to the terms and conditions of the Investment Agreement and Registration Agreement, we may, in our sole discretion, deliver a put notice to the Investor which states the dollar amount which we intend to sell to the Investor on a certain date. The amount that we shall be entitled to sell to Investor shall be equal to two hundred percent (200%) of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable notice date so long as such amount does not exceed a calculated dollar amount per every 10 days of $500,000. The minimum amount shall be equal to $10,000.

In connection with the Agreement, we also entered into a registration rights agreement dated June 23, 2025, whereby we agreed to file a Registration Statement on Form S-1 with the Securities and Exchange Commission within thirty (30) days of the date of the registration rights agreement and to have the Registration Statement declared effective by the Securities and Exchange Commission within ninety (90) days after we have filed the Registration Statement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2025, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

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

POWERDYNE INTERNATIONAL, INC.

Dated: September 5, 2025	By:	/s/ James F. O’Rourke
Chief Executive Officer
(Principal Executive Officer)

