Form 10-Q
period 2025-09-30
POWERDYNE INTERNATIONAL, INC.
filed 2025-11-07
CIK 1435617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

There are 1,884,930,584 shares of issuer’s Common Stock outstanding as of November 06, 2025.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2025	December 31, 2024
	(unaudited)	(audited)
ASSETS

Current Assets:
Cash	$31,183	$45,579
Trade accounts receivable	104,467	87,456
Inventories	55,564	74,488
Advance deposit	-	2,662
Sales tax receivable	-	9,145
Right of use asset - current	54,640	-
Total current assets	245,854	219,330

Property and Equipment
Cryptocurrency miners	15,000	15,000
Less: accumulated depreciation	(15,000)	(15,000)
Total property and equipment	-	-
Right of use asset - long term	82,665	-

Total Assets	$328,519	$219,330

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$96,318	$69,294
Advance deposits	1,850	-
Due to related party - CEO	233,579	238,079
Sales tax payable	1,710	-
Short term loan payable	87,046	-
Loan related party	40,000
Line of credit	215,950	165,500
Operating lease liability - current	54,640	-
Total Current Liabilities	731,092	472,873
Operating lease liability - long term	82,665	-
Total Liabilities	813,758	472,873

Stockholders’ Deficit:

Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 2,000,000 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively.	200	200
Common stock, $0.0001 par value, 2,000,000,000 shares authorized, 1,884,930,584 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively.	188,493	188,493
Additional paid-in capital	4,814,651	4,814,651
Accumulated deficit	(5,488,581)	(5,256,887)
Total Stockholders’ Deficit	(485,238)	(253,543)

Total Liabilities and Stockholders’ Deficit	$328,520	$219,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Revenues	$270,316	$273,749	$872,135	$867,016
Cost of revenues	143,315	145,901	668,807	641,393
Gross profit	127,001	127,848	203,328	225,624
Operating expenses	147,431	115,026	435,022	331,841
Loss from operations and before
income taxes	(20,429)	12,821	(231,694)	(106,217)
Income tax expense	-	-	-	-

Net loss	$(20,429)	$12,821	$(231,694)	$(106,217)

Basic and diluted - loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted - weighted average common shares outstanding	1,884,930,584	1,884,930,584	1,884,930,584	1,884,930,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity / (Deficit)

Balance, December 31, 2023	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	$(5,077,401)	$(74,056)

Net loss	-	-	-	-	-	(95,702.00)	(95,702)

Balance, March 31, 2024	2,000,000.00	200.00	1,884,930,584.00	188,493.00	4,814,651.00	(5,173,103)	(169,759)

Net loss	-	$-	-	-	-	(23,336)	(23,336)

Balance, June 30, 2024	2,000,000	200	1,884,930,584	188,493	4,814,651	(5,196,439)	(193,095)

Net loss	-	$-	-	$-	$-	12,821	12,821

Balance, September 30, 2024	2,000,000	200	1,884,930,584	188,493	4,814,651	(5,183,618)	(180,274)

Balance, December 31, 2024	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	$(5,256,887)	$(253,543)

Net loss	-	-	-	-	-	(55,134)	(55,134)

Balance, March 31, 2025	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	$(5,312,021)	$(308,678)

Net loss	-	-	-	-	-	(156,131)	(156,131)

Balance, June 30, 2025	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	$(5,468,152)	$(464,809)

Net loss	-	-	-	-	-	(20,429)	(20,429)

Balance, September 30, 2025	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	$(5,488,581)	$(485,238)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	September 30, 2025	September 30, 2024
Operating Activities:
Net loss	$(231,694)	$(106,217)
Adjustments to reconcile net loss to net cash used for operating activities:
Non cash financing costs	27,046	-
Changes in operating assets and liabilities:
Trade accounts receivable	17,010	16,015
Inventories	(18,924)	(7,793)
Loan origination fee	-	(11,700)
Accounts payable and accrued expenses	8,488	3,884
Advance deposits	3,339	(619)
Sales taxes payable	7,435	(5,806)
Net cash used for operating activities	(187,300)	(112,236)

Investing Activities:
Net cash provided by investing activities	-	-

Financing Activities:
Short term loan payable	87,046	(8,781)
Loan related party	40,000	-
Due to CEO	(4,500)	-
Advance to entities	-	(82,965)
Line of credit	50,450	162,500
Net cash provided by financing activities	172,996	70,754

Net decrease in cash	(14,304)	(41,482)
Cash, beginning of period	45,579	84,004

Cash, end of period	$31,275	$42,522

Supplemental disclosure of cash flow information
Cash paid for interest	$15,450	$477
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025, and 2024

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

September 30, 2025, and 2024

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

September 30, 2025, and 2024

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. As of September 30, 2025, the Company had an accumulated deficit of $5,488,581 (December 31, 2024 - $5,256,887). The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing from its members or other sources, as may be required.

The Company’s activities will necessitate significant uses of working capital beyond September 30, 2025. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s sales and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities, revenue from operations and or affiliate funding.

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

September 30, 2025, and 2024

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2025, and December 31, 2024, respectively.

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

The allowance for sales returns and doubtful accounts as of September 30, 2025, and 2024 was $0, respectively.

The Company sometimes receives cash deposits in advance of manufacturing and shipping its products. As of September 30, 2025, there is $1,850 (December 31, 2024 - $2,662 (asset)) in advance deposits recorded on the balance sheet. When the products are shipped or provided to the customer the advance deposits are recognized as product revenue.

Inventories

Inventories, consisting principally of products held for sale, is stated lower of cost, using the first-in, first-out method, and net realizable value. The amount presented in the accompanying condensed consolidated balance sheet has no valuation allowance.

As of September 30, 2025, and December 31, 2024, the Company’s inventories consist of custom designed motors and picture frames. Inventories are valued at the lower cost of the market (net realizable value).

Equipment

Equipment is stated at cost. Capital expenditure for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The computer equipment is depreciated over 5 years on a straight-line basis. Depreciation expenses for the three and nine months ended September 30, 2025, and 2024 were $0, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025, and 2024

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

September 30, 2025, and 2024

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

Advertising Expenses

The Company records advertising expenses per ASC 720-35-50-1, which are expensed as they are incurred or the first time when the advertising takes place. During the three and nine months ended September 30, 2025, and 2024, there were no advertising costs incurred by the Company.

Shipping Activities

Outbound shipping changes to customers are included in “Product revenue”. Outbound shipping-related costs are included in “Costs of products sold”.

Stock-Based Compensation

We account for all share-based compensation in accordance with ASC 718-20 Stock-Based Compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite vesting period. There was no stock based compensation recorded for the three and nine months ended September 30, 2025, and 2024.

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

September 30, 2025, and 2024

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

Income taxes payable as of September 30, 2025, and December 31, 2024, were $-0-.

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

Loss per Common Share

Loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three and nine months ended September 30, 2025, and 2024, there were no outstanding dilutive securities, except there was 2,000,000 Series A Preferred Stock outstanding, however, they were not included in the calculations as they are considered anti-dilutive.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025, and 2024

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share (Continued)

The following table represents the computation of basic and diluted losses per share:

Loss per share is based upon the weighted average shares of the common stock outstanding.

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net loss available for common shareholders	$(20,429)	$12,821	$(231,694)	$(106,217)
Basic and fully diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares outstanding - basic and diluted	1,884,930,584	1,884,930,584	1,884,930,584	1,884,930,584

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

In November 2024, the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses,” which requires the Company to disaggregate key expense categories such as employee compensation, depreciation and intangible asset amortization within its financial statements. ASU 2024-03 is effective for annuals periods beginning with the Company’s fiscal year 2027, and interim periods within the Company’s fiscal year 2028, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements and disclosures.

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

September 30, 2025, and 2024

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

September 30, 2025, and 2024

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

As of March 6, 2022, with the acquisition of CM Tech, we recognize revenue from contracts with customers in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). Revenue is recognized at the point at which control of the underlying products are transferred to the customer. Satisfaction of our performance obligations occurs upon the transfer of control of products from our facilities. We consider customer purchase orders to be the contracts with a customer. All revenue is generated from contracts (or invoices) with customers.

Major Customers and Concentration of Credit Risk

The Company has two major customers, which account for approximately 95% of the balance of accounts receivable as of September 30, 2025, (December 31, 2024 - 30%) of the Company’s revenues for the nine months ended September 30, 2025 – 95% (September 30, 2024 –80%) were attributable to these same customers. The Company evaluates industry specific credit risk but does not believe that any material risk is identified that could materially impact on our results of consolidated operations and consolidated financial position.

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

The Market

We service Global Semiconductor Equipment Manufacture’s our Sales to International customers were 32% and 68% of our total sales in 2025 and 2024, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2025, and 2024

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Suppliers

We have developed a strong collaborative relationship with a select few ISO Certified component manufacturers both domestically and in Asia. These strategic relationships have been developed over the past 20 years, which ensure that we are able to maintain a steady flow of components while maintaining a high level of quality.

4. DUE TO RELATED PARTY – CEO

During the nine months ended September 30, 2025, the Company’s CEO was reimbursed $4,500 for funds advanced to the Company. The Company owes the following amount to our CEO as of September 30, 2025, $233,579 and December 31, 2024, was $238,079 respectively. The balances owed to our CEO is due on demand and therefore recorded as a current liability.

5. LOAN RELATED PARTY

From time to time, we receive payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. On April 2, 2025, we received a noninterest bearing advance from a stockholder in the amount of $40,000, to be repaid at a later date. The balance of this advance as of September 30, 2025, was $40,000.

6. SHORT TERM LOAN PAYABLE

During the three months ended September 30, 2025, the Company entered into a debt arrangement that requires that the Company pay back $87,720.00 in 5 instalments. The first installment is due on March 15, 2026, for $43,523. Instalments two through five are to be paid on 15th of each month for April to July 2026 in the amount of $10,880.75 each. The Company received $60,000 in cash to fund operations and incurred $9,326 in upfront interest expense at a rate of 12%. The Company will pay off the debt in the next 10 months. Additionally, the Company had to place 199,282,051 shares into escrow as collateral for the short-term loan. As of the reporting date, the Company was in full compliance of the short-term loan. In the event of default, the Company will pay a 22% interest rate.

7. LINE OF CREDIT

On May 30th, 2024, CM Technology, LLC (“CM Tech”) a wholly owned subsidiary of the Company entered into a line of credit with a financial institution that has national scope through one of their local branches. The line of credit is for a maximum of $170,000 which is collateralized and has a security interest in the deposit account or cash, inventories and trade accounts receivable of CM Tech and is due and payable on demand. Our CEO has personally guaranteed the line of credit. The Company paid a $450 documentation fee. On March 12, 2025, CM Tech was approved for an additional increase in the line of credit to $200,000. The additional increase in the line of credit does not change any terms from the original agreement as of May 30th, 2024. As of September 30, 2025, the Company has drawn $215,950 to finance working capital. The Company is not in default on the line of credit. The Company accrues monthly interest on outstanding balances at 2.5% plus the prime interest rate.

As of September 30, 2025, CM Tech has cash of $22,590, trade accounts receivable at $89,478 and inventories of $35,815 collateralized against the line of credit creating a security interest.

8. ACQUISITION OF PRIVATE COMPANY OWNED BY CEO

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

September 30, 2025, and 2024

9. ACQUISITION OF PRIVATE COMPANY OWNED BY CEO (Continued)

The pro forma information below presents statements of operations data as if the acquisition of CM Tech took place on January 1, 2020.

	Consolidated For the year Ended December 31, 2021	Consolidated For the year ended December 31, 2020

Revenues	$1,224,290	$985,613
Cost of Goods Sold	721,243	525,454
Gross profit	$503,047	$460,159
Operating expenses	265,779	245,531

Net Income	$237,268	$214,628

10. STOCKHOLDERS’ DEFICIT

Preferred Stock – There are 20,000,000 shares of authorized preferred stock, par value $0.0001 per share, with 2,000,000 shares issued and outstanding as of September 30, 2025 (December 31, 2024 – 2,000,000). The Series A Preferred Stock shall be entitled to have one thousand (1,000) votes per one (1) share, at each meeting of stockholders of the Corporation (or pursuant to any action by written consent) with respect to any and all matters presented to the stockholders of the Corporation for their action or consideration. The holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

Common Stock – There are 3,000,000,000 shares of authorized Class A common stock, par value $0.0001 per share, with 1,884,930,584 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively.

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

11. COMMITMENTS AND CONTINGENCIES

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

Maturity Analysis of Lease Liability: The following table presents the undiscounted cash flows for the operating lease liability as of September 30, 2025, reconciled to the present value:

Year	Undiscounted Cash Flows	Present Value
2025 (October –Dec,)	16,500	13,338
2028 - 12 months	66,000	55,822
2028 - 12 months	66,000	62,845
2028 (Jan)	5500	5500
Total Remaining	154,000	137,305

Contractual Arrangements

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

Results of Operations - The three months ended September 30, 2025, compared to the three months ended September 30, 2024:

Revenues

During the three months ended September 30, 2025, we generated $270,316 in revenue, and during the three months ended September 30, 2024, we generated $243,749 in revenue. There has been an overall slowdown due to the ongoing tariff uncertainty. Although management expects revenues to increase for CM Tech through the end of 2025.

Cost of Revenues

During the three months ended September 30, 2025, we incurred $143,315 in cost of revenues, and during the three months ended September 30, 2024, we generated $145,901 in cost of revenues.

Gross Profit

During the three months ended September 30, 2025, we generated $127,001 in gross profits, and during the three months ended September 30, 2024, we generated $127,848 in gross profit. Gross profit increased relatively in line with the increase in revenues.

Operating expenses

During the three months ended September 30, 2025, total operating expenses increased slightly to $147,431 from $115,026 for the three months ended September 30, 2024.

For the three months ended September 30, 2025, the Company had a net loss of $20,429 and for September 30, 2024, there was a profit of $12,821, respectively. The loss is due to an increase in expenses compared to the 2024 quarter for the same three-month period.

Results of Operations - The nine months ended September 30, 2025, compared to the nine months ended September 30, 2024:

Revenues

During the nine months ended September 30, 2025, we generated $872,135 in revenue, and during the nine months ended September 30, 2024, we generated $867,016 in revenue. Revenues increase by approximately $5,119 mostly in the second three months of 2025.

CM Tech generated $588,464 (nine months – September 30, 2024 - $588,464) in revenues during the nine months ended September 30, 2025, and Frame One generated $278,552 (nine months – September 30, 2024 - $278,552) in revenues during the same period ending.

Cost of Revenues

During the nine months ended September 30, 2025, we incurred $688,807 in cost of revenues, and during the nine months ended September 30, 2024, we incurred $641,393 in cost of revenues. The increase in cost of revenues was relatively consistent with the increase in revenue during the nine months ended September 30, 2025.

Gross Profit

During the nine months ended September 30, 2025, we generated $203,328 in gross profits, and during the nine months ended September 30, 2024, we generated $225,624 in gross profit.

Operating expenses

During the nine months ended September 30, 2025, total operating expenses increased to $435,022 from $331,841 for the nine months ended September 30, 2024.

For the nine months ended September 30, 2025, the Company had a net loss of $231,694 and for September 30, 2024, there was a loss of $106,217, respectively.

Liquidity and Capital Resources

As of September 30, 2025, and December 31, 2024, we had working capital deficits of $485,238 and $253,543, respectively.

For the nine months ended September 30, 2025, we had a $14,304 decrease in cash from the year-ended December 31, 2024. During the comparative nine months ended September 30, 2024, we had a $41,482 decrease.

	For the nine	For the nine
	months ended	months ended
	September 30, 2024	September 30, 2024
Operating Activities	(187,300)	(112,236)
Investing Activities	-	-
Financing Activities	172,996	70,754

The tariff uncertainty has slowed collections from our largest clients and sales orders. We have offset this slowdown in cash flow from operations by utilizing our line of credit, obtaining financing from related parties and by seeking third party financing. The Company has added new customers that will commence orders in early 2026 and is working to raise additional capital from third parties. The Company is working on identifying acquisition targets that can increase future cash flows.

On May 30th, 2024, CM Technology, LLC (“CM Tech”) a wholly owned subsidiary of the Company entered into a line of credit with a financial institution that has national scope through one of their local branches. The line of credit is for a maximum of $170,000 which is collateralized and has a security interest in the deposit account or cash, inventories and trade accounts receivable of CM Tech and is due and payable on demand. Our CEO has personally guaranteed the line of credit. The Company paid a $450 documentation fee. On March 12, 2025, CM Tech was approved for an additional increase in the line of credit to $200,000. The additional increase in the line of credit does not change any terms from the original agreement as of May 30th, 2024. As of September 30, 2025, the Company has drawn $215,950 to finance working capital. The Company is not in default on the line of credit. The Company accrues monthly interest on outstanding balances at 2.5% plus the prime interest rate.

As of September 30, 2025, CM Tech has cash of $22,589, trade accounts receivable at $89,478 and inventories of $35,815 collateralized against the line of credit creating a security interest.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2025, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

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

POWERDYNE INTERNATIONAL, INC.

Dated: November 07, 2025	By:	/s/ James F. O’Rourke
Chief Executive Officer
(Principal Executive Officer)

