Form 10-K
period 2025-12-31
POWERDYNE INTERNATIONAL, INC.
filed 2026-04-03
CIK 1435617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of Exchange Act.

Large, accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of December 31, 2025, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $3,484,259. The registrant’s stock does not trade. Therefore, the market value for the stock was valued at $0.0001, its par value. The registrant has no non-voting stock.

As of April 03, 2026, the registrant had 1,909,930,584 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement pursuant to Regulation 14A in connection with the 2025 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K. The proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2025.

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

ii

ITEM 1: BUSINESS

Our History

Our company was incorporated in the State of Delaware in September 2006 and was formerly known as Greenmark Acquisition Corporation (“Greenmark”). On February 7, 2011, Greenmark Acquisition Corporation and Powerdyne, Inc., a Nevada corporation (“Powerdyne Nevada”), merged with Greenmark as the surviving company. Powerdyne Nevada was formed in February 2010 in the State of Nevada and had limited operations until the time of its combination with Greenmark. As part of the merger, Greenmark Acquisition Corporation, the surviving entity, changed its name to Powerdyne International Inc. prior to the merger, Greenmark did not have any ongoing business or operations and was established for the purpose of completing mergers and acquisitions with a target company, such as Powerdyne Nevada.

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

The Market

We service Global Semiconductor Equipment Manufacture’s our Sales to International customers for CM Tech were 58% and 82% of our total sales in 2025 and 2024, respectively.

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

From time to time, protectionist pressures have influenced U.S. trade policy concerning the imposition of significant duties or other trade restrictions upon foreign products. We cannot predict whether additional U.S. customs quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of foreign components in the future or what effect any of these actions would have on our business, financial condition, or results of operations. During 2025, we remained impacted by tariff costs on certain products imported from China, which went into effect as of July 6, 2018. However, we also have been able to share the increases with our customers to help mitigate these costs.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY RISK

Management, Strategy, and Governance

The Company maintains a cybersecurity risk management program appropriate to its size and operations. With a small team of 9 employees and 4 consultants, the Company relies primarily on commercially available security tools, third-party service providers (such as cloud hosting, email, and payment processors), and basic administrative controls to identify, assess, and manage material risks from cybersecurity threats. Management, led by the Chief Executive Officer with input from key operational personnel, is responsible for overseeing the Company’s cybersecurity efforts. This includes periodic reviews of third-party provider security practices, implementation of multi-factor authentication where available, employee awareness training on phishing and other common threats, timely software patching, and monitoring for unusual activity. Cybersecurity considerations are integrated into the Company’s overall enterprise risk management processes, which are overseen by senior management and the Board of Directors. The Board of Directors provides oversight of cybersecurity risks as part of its general oversight of the Company’s risk management. Due to the Company’s limited size and resources, there is no separate cybersecurity committee or dedicated Chief Information Security Officer; instead, the full Board receives periodic updates from management on cybersecurity matters, including any identified threats or incidents.

The Company has not experienced any material cybersecurity incidents to date, and cybersecurity risks from threats have not materially affected the Company’s business strategy, results of operations, or financial condition, nor are they reasonably likely to do so based on current assessments. However, like many small companies, we remain vulnerable to evolving cyber threats such as phishing, malware, ransomware, or unauthorized access attempts targeting our technology systems or those of our third-party providers. A significant incident could result in financial losses, legal liabilities, regulatory penalties, reputational harm, or operational disruptions. For additional discussion of cybersecurity-related risks, including potential impacts, see Item 1A, “Risk Factors” of this Form 10-K, particularly the section on Cybersecurity Risks.

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

On February 6, 2023, FINRA approved Powerdyne International Inc. to begin trading again under the ticker symbol PWDY. From January1, 2025, to December 31, 2025, Powerdyne has traded in a range from $0.0011 to $0.0052.

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

Equity Compensation Plan Information

Our board of directors adopted the 2014 Stock Option Plan (the “Plan”) in 2014 to promote our long-term growth and profitability by (i) providing our key directors, officers, and employees with incentives to improve stockholder value and contribute to our growth and financial success and (ii) enable us to attract, retain and reward the best available persons for positions of substantial responsibility. A total of 100,000,000 shares of our common stock have been reserved for issuance upon exercise of options granted pursuant to the Plan. The Plan allows us to grant options to our employees, officers, directors and those of our subsidiaries, provided that only our employees and those of our subsidiaries may receive incentive stock options under the Plan. We have not granted shares of stock as of December 31, 2025, under the Plan.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

ITEM 6. (Reserved)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements that involve risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by such forward-looking statements as a result of many important factors, including those set forth in Part I of this Annual Report on Form 10-K under the caption “Risk Factors.” Please see “Cautionary Note Regarding Forward-Looking Statements” in Part I above. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Part II, Item 8 of this Annual Report on Form 10-K (this “Form 10-K”).

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

Results of Operations

The Year Ended December 31, 2025, compared to the Year Ended December 31, 2024.

Reclassifications

Certain amounts in the prior period have been reclassified to conform to the current period presentation. These reclassifications have no material effect on the reported financial results.

We generated product revenue of $1,160,976 during the year ended December 31, 2025, compared to $1,251,454 for the comparative year ended December 31, 2024. The decrease in revenues is due to lower demand from the 2025 tariff uncertainty during the year where most of the decrease is attributable to slower sales at CM Tech. CM Tech is a motor manufacturer which are primarily used in the industrial robotics for the semiconductor manufacturing industry. All of CM Tech’s product revenue is generated from the sale of their motors. Frame One provides custom framing to local schools, colleges, artist guilds, artists, interior decorators, interior decorators / designers, museums, photographers, art galleries and theatres.

Cost of revenues decreased approximately 11.65%, which is consistent with the decrease in revenues. Cost of revenues of approximately $782,549 for 2025 compared to $885,697 for 2024. The decrease is attributable to lower cost of materials due to lower sales and one less employee for 2025 compared to 2024.

Gross profit for the year ended December 31, 2025, is $378,427 with a gross profit percentage of 32.60% (Gross profit for the year ended December 31, 2024 - $365,757 – Gross profit % was 29.23%) and is expected to be maintained in a range of 29% to 35% for product revenue sold.

During the year ended December 31, 2025, total operating expenses increased 6.1% to $629,837 from $545,335 compared to the year ended December 31, 2024. The increase in operating expenses is due to the change in the Company’s auditor for the year ended 2024 and additional expenses for preparing a Form S-1 for a capital raise.

As a result of the foregoing, we recognized a net loss of $251,410 and $179,497 in 2025 and 2024, respectively.

Liquidity and Capital Resources

As of December 31, 2025, and 2024, we had working capital deficits of $504,955 and $253,544, respectively. We historically have satisfied our liquidity requirements through cash generated from operations, subordinated related party promissory notes and issuance of equity securities. However, with tariff uncertainty one of our largest clients has decreased its orders from the Company. We have obtained two new customers in 2026 and are currently adding more customers to increase revenues for our business to offset our largest customer reduction in purchases from the Company. The majority of our financing of operations comes from our CEO and majority owner. We expect that as our revenues increase our cash flow from operations and working capital positions will continue to improve. A summary of our cash flows resulting from our operating, investing, and financing activities for the years ended December 31, 2025, and 2024 were as follows:

	For the year ended	For the year ended
	December 31, 2025	December 31, 2024
Operating Activities	$(192,005)	$(204,031)
Investing Activities	-	-
Financing Activities	$193,808	$165,500

Cash used by operating activities decreased to $192,005 during 2025, as compared to $204,031 cash flow from operations in the prior year. The decrease was primarily due to a decrease in revenues for the year ended 2025 compared to 2024.

Cash provided by financing activities was $193,808 during 2025, as compared to $165,500 in the prior year. The Company obtained a line of credit from a local bank to assist with funding our losses due to the slow economic activity in 2024, $165,000 utilized and in 2025 $54,250 drawn on the line of credit because of the tariff uncertainty in 2024 and 2025. During 2025, we obtained a total of $87,046 from short term loans and another $40,000 in financing from a related party.

We believe that funds generated from operations, existing cash balances and, if necessary, related party short-term loans, are likely to be sufficient to finance our working capital and capital expenditure requirements for the foreseeable future. We have and continue to receive financing in the form of loans from our CEO and / or third-party financing in the form of debt or equity to provide our required working capital. Our ability to meet our obligations and continue to operate as a going concern is highly dependent on our ability to obtain additional financing. We are currently working towards filing a Form S-1 to raise additional capital, we cannot guarantee that this capital raise will be successful. We cannot predict whether this additional financing will be in the form of equity or debt. The financing for these goals could come from further equity financing or could come from sales of securities and /or loans. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. However, any substantial supply side price increases will be shared with our customers.

Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Cybersecurity Risks

The Company is dependent on the secure operation of our technology systems and those of our third-party service providers (such as cloud hosting, email, accounting software, and payment processors). We collect, process, and store limited amounts of sensitive data, including financial information, employee records, and customer data, which makes us a potential target for cyberattacks, such as phishing, malware, ransomware, unauthorized access attempts, denial-of-service attacks, or other malicious activities.

Given our small size, with only 9 employees and 4 consultants, we lack dedicated cybersecurity personnel or advanced in-house security infrastructure. We rely primarily on basic safeguards provided by third-party vendors, standard password protections, multi-factor authentication where available, periodic software updates, and employee awareness of common threats. These measures may not be sufficient to prevent all breaches or incidents, particularly as cyber-attack techniques continue to evolve and become more sophisticated.

A significant cybersecurity incident could result in material adverse consequences, including:

●	Substantial costs to investigate, remediate, and recover from the incident (such as forensic analysis, legal fees, system restoration, and potential ransom payments);
●	Regulatory fines, penalties, or enforcement actions from government authorities.
●	Legal liabilities, including class action lawsuits or claims from affected parties.
●	Loss of customer or partner confidence, leading to reduced business opportunities or contract terminations.
●	Temporary or prolonged disruption to our operations, including inability to access critical systems or data.
●	Theft, loss, or unauthorized disclosure of sensitive information, potentially resulting in identity theft, fraud, or competitive harm.

While we have not experienced any material cybersecurity incidents to date, there can be no assurance that our or our third-party providers’ security measures will prevent all future threats or that any incident would not have a material adverse effect on our reputation, financial condition, results of operations, or cash flows.

For a discussion of our cybersecurity risk management processes, strategy, and governance (including management and board oversight), see Item 1C, “Cybersecurity,” of this Form 10-K.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements that have, or are likely to have, a current or future material effect on our operations.

Recent Accounting Pronouncements

Refer to Note 3 of our consolidated financial statements for recent accounting pronouncements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POWERDYNE INTERNATIONAL, INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025, AND 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Powerdyne International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Powerdyne International, Inc. (the ‘Company’) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

As described in note 3 to the financial statement. The Company recognizes revenue at a point at which control of the underlying product are transferred to the customers. The company considered purchase order to be the contract with customers.

The principal consideration of determining this as critical audit matter is because it relates to accounts or disclosure that are material to the financial statements.

Our principal audit procedures related to the Company’s revenue recognition for customer agreements included the following:

●	We gained an understanding of internal controls related to revenue recognition.
●	We evaluated management’s significant accounting policies for reasonableness.
●	We selected a sample of revenues recognized and performed the following procedures:

○	Obtained and read the customers purchase order for each selection and other documents that were part of the contract.
○	We confirmed the revenue generated to the bank statements
○	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

/S/ Lateef Awojobi

LAO PROFESSIONALS

(PCAOB ID 7057)

Lagos, Nigeria

We have served as the Company’s auditor since 2025.

April 3rd, 2026

POWERDYNE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS

Current Assets:
Cash	$47,382	$45,579
Trade accounts receivable	76,018	87,456
Inventories	94,555	74,488
Advance deposits	-	2,661
Sales tax receivable	-	9,145
Right of use asset - current	55,822	-
Total current assets	273,778	219,330

Equipment
Equipment	15,000	15,000
Less: accumulated depreciation	(15,000)	(15,000)
Total property and equipment	-	-

Right of use asset - long term	68,145	-

Total Assets	$341,923	$219,330

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$109,743	$69,295
Advance deposits	13,357	-
Due to related party - CEO	250,591	238,079
Loan - related party	40,000	-
Short term loan payable	87,046	-
Sales tax payable	2,423	-
Line of credit	219,750	165,500
Operating lease liability - current	55,822	-
Total Current Liabilities	778,732	472,874
Operating lease liability - long term	68,145	-
Total Liabilities	846,877	472,874

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 2,000,000 shares issued and outstanding as of December 31, 2025, and December 31, 2024, respectively.	200	200
Common stock, $0.0001 par value, 3,000,000,000 shares authorized, 1,884,930,584 shares issued and outstanding as of December 31, 2025, and December 31, 2024, respectively.	188,493	188,493
Additional paid-in capital	4,814,651	4,814,651
Accumulated deficit	(5,508,297)	(5,256,887)
Total Stockholders’ Deficit	(504,954)	(253,543)

Total Liabilities and Stockholders’ Deficit	$341,923	$219,330

The accompanying notes are an integral part of these consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	December 31, 2025	December 31, 2024

Revenues	$1,160,976	$1,251,454
Cost of revenues	782,549	885,697
Gross profit	378,427	365,757
Operating expenses	629,837	545,335
Loss from operations and before
income taxes	(251,410)	(179,579)
Income tax expense	-	-

Net loss	$(251,410)	$(179,579)

Basic and diluted - loss per common share	$-	$-
Basic and diluted - weighted average common shares outstanding	1,884,930,584	1,884,930,584

The accompanying notes are an integral part of these consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

							Total
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	$(5,077,401)	$(74,057)

Net loss	-	-	-	-	-	(95,702)	(95,702)

Balance, March 31, 2024	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	$(5,173,103)	$(169,759)

Net loss	-	-	-	-	-	(23,336)	(23,336)

Balance, June 30, 2024	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	$(5,196,439)	$(193,095)

Net loss	-	-	-	-	-	(12,821)	(12,821)

Balance, September 30, 2024	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	$(5,209,260)	$(205,916)

Net loss	-	-	-	-	-	(47,720)	(47,720)

Balance, December 31, 2024	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	(5,256,887)	(253,543)

Net loss	-	-	-	-	-	(55,134)	(55,134)

Balance, March 31, 2025	2,000,000	200	1,884,930,584	188,493	4,814,651	(5,312,021)	(308,677)

Net loss	-	-	-	-	-	(156,039)	(156,039)

Balance, June 30, 2025	2,000,000	200	1,884,930,584	188,493	4,814,651	(5,468,060)	(464,717)

Net loss	-	-	-	-	-	(20,429)	(20,429)

Balance, September 30, 2025	2,000,000	200	1,884,930,584	188,493	4,814,651	(5,488,489)	(485,146)

Net loss	-	-	-	-	-	(19,808)	(19,808)

Balance, December 31, 2025	2,000,000	200	1,884,930,584	188,493	4,814,651	$(5,508,297)	$(504,954)

The accompanying notes are an integral part of these consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2025	December 31, 2024
Operating Activities:
Net loss	$(251,410)	$(179,579)
Adjustments to reconcile net loss
to net cash used for operating activities:
Changes in operating assets and liabilities:
Trade accounts receivable	11,439	-
Inventories	(20,067)	-
Loan origination fee	-	(11,700)
Accounts payable and accrued expenses	40,447	(947)
Advance deposits	16,018	(2,661)
Sales taxes receivable / payable	11,568	(9,145)
Net cash used for operating activities	(192,005)	(204,031)

Investing Activities:
Net cash provided by investing activities	-	-

Financing Activities:
Due to related party - CEO	12,512	-
Loan related party	40,000	-
Short term loan payable	87,046	-
Line of credit	54,250	165,500
Net cash provided by financing activities	193,808	165,500

Net increase / (decrease) in cash	1,803	(38,531)
Cash, beginning of period	45,579	84,004

Cash, end of period	$47,382	$45,579

Supplemental disclosure of cash flow information
Cash paid for interest	$20,744	$4,326
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, and 2024

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

December 31, 2025, and 2024

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

December 31, 2025, and 2024

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

All figures are in U.S. Dollars.

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. As of December 31, 2025, the Company had an accumulated deficit of $5,508,297 (December 31, 2024 - $5,256,887). The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing from its members or other sources, as may be required. For the year ended December 31, 2025, CM Tech has negative cash flow from operations in prior year but has turned positive in 2025. The Company is working towards consistently generating positive cash flow from operations by increasing revenues and by analyzing potential acquisition targets.

The Company’s activities will necessitate significant uses of working capital beyond December 31, 2025. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s sales, cash flow from operations and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities, revenue from operations and or affiliate funding.

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

December 31, 2025, and 2024

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025, and 2024, respectively.

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

The Company operates in the manufacturing and retail industry, and its accounts receivable are primarily derived from retail and wholesale customers; the Company recognizes an expected allowance for credit losses. In addition, also at each reporting date, this estimate is updated to reflect any changes in credit risk since the receivable was initially which could exist in circumstances where amounts are considered at risk or uncollectible.

The allowance estimate is derived from a review of the Company’s historical losses based on the ageing of receivables. This estimate is adjusted for management’s assessment of current conditions, in which to calculate the expected allowance for credit losses. The Company’s customer base has remained constant since its inception.

The Company expects across all pools of accounts receivable that there are no changes in credit losses for 2023 and maintains a zero balance for 2025 and for 2024. The Company does not expect its credit loss reserve to change in the next twelve months.

The Company sometimes receives cash deposits in advance of manufacturing its products. As of December 31, 2025, there is $13,357 (December 31, 2024 - $-0- advance deposit liability) in advance deposit liability recorded on the balance sheet. As of December 31, 2024, there was an advance deposit receivable of $2,611. When the products are picked up by the customer the advance deposits are recognized as product revenue.

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

Equipment

Equipment is stated at cost. Capital expenditure for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. Our equipment is depreciated over 5 years on a straight-line basis. Depreciation expenses for the years ended December 31, 2025, and 2024 was $-0-, respectively.

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

We assess our intangible assets in accordance with ASC 360 “Property, Plant, and Equipment” (“ASC 360”). Impairment testing is required when events occur that indicate an asset group may not be recoverable (“triggering events”). As detailed in ASC 360-10-35-21, the following are examples of such events or changes in circumstances (sometimes referred to as impairment indicators or triggers): (a) A significant decrease in the market price of a long-lived asset (asset group) (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition. (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group) (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group) (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent. We have evaluated our intangible assets and found that certain losses and a delay in our business plan may have constituted a triggering event for our intangible assets. The Company has no intangible assets or goodwill as of December 31, 2025, and 2024.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, and 2024

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets

In accordance with ASC 360, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.

When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets since they are fully amortized and / or disposed of. There can be no assurance, however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets, if the Company acquires any long-lived assets. The Company has no long-lived assets as of December 31, 2025, and 2024.

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

Advertising Expenses

The Company records advertising expenses per ASC 720-35-50-1, which are expensed as they are incurred or the first time when the advertising takes place. During the years ended December 31, 2025, and 2024, there were no advertising costs incurred by the Company.

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

December 31, 2025, and 2024

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

The Company analyses all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (“FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

December 31, 2025, and 2024

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of December 31, 2025, and December 31, 2024, there were no outstanding dilutive securities, except as of December 31, 2025, there was 2,000,000 Series A Preferred Stock outstanding, however, they were not included in the calculations as they are considered anti-dilutive. Net loss per share is based upon the weighted average shares of common stock outstanding.

The following table represents the computation of basic and diluted losses per share:

	For the year ended	For the year ended
	December 31, 2025	December 31, 2024
Net loss available for common shareholders	$(251,410)	$(179,579)
Basic and fully diluted loss per share	-	-

Weighted average common shares outstanding - basic and diluted	1,884,930,584	1,884,930,584

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

December 31, 2025, and 2024

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Guidance Not Yet Adopted

None

Recent Accounting Guidance Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU enhances the disclosures related to segment reporting for public entities. It requires entities to disclose significant segment expenses for each reportable segment, providing greater transparency in segment performance. The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this ASU had no impact on the Company’s consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances the transparency and decision usefulness of income tax disclosures. It is designed to provide more detailed information about an entity’s income tax expenses, liabilities, and deferred tax items, potentially affecting how companies report and disclose their income tax-related information. The ASU is effective for public business entities for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. The adoption of this ASU had no impact on the Company’s consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, which enhances the transparency and decision usefulness of income tax disclosures. The ASU requires public business entities to disclose specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. It also mandates the disclosure of income taxes paid disaggregated by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of this ASU had no impact on the Company’s consolidated financial statements and disclosures.

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, and 2024

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Major Customers and Concentration of Credit Risk

The Company has two major customers, which account for approximately 66% of the balance of accounts receivable as of December 31, 2025 (December 31, 2024 – 66%) and 30% of the Company’s revenues for the year ended December 31, 2025 (December 31, 2024 – 22%) were attributable to these same customers. The Company evaluates industry specific credit risk but does not believe that any material risk is identified that could materially impact on our results of consolidated operations and consolidated financial position.

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

The Market

We service the Global Semiconductor Equipment Manufactures CM Tech’s sales to international customers were 58% and 32% of our total sales in 2025 and 2024, respectively.

4. ACCOUNTS RECEIVABLE

Accounts receivable primarily relate to uncollected sales of custom designed motors and custom picture frames. Differences between the amounts from customers less an estimated allowance for doubtful accounts, if deemed necessary by management, and based on review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts, if any, by identifying troubled accounts and by using historical experience applied to the aging of accounts. As of December 31, 2025, and 2024 there was no allowance for doubtful accounts required.

5. INVENTORIES

As of December 31, 2025, and 2024, the Company’s inventories consist of custom designed motors and picture frames. Inventories are valued at the lower cost of the market (net realizable value). As of December 31, 2025, and 2024, there was no impairment to our inventories for lower cost of market adjustments, slow moving or obsolete inventories.

6. EQUIPMENT - NET

Equipment consists of the following as of December 31, 2025, and 2024:

	December 31, 2025	December 31, 2024
Equipment	$15,000	$15,000
Less: accumulated depreciation	(15,000)	(15,000)

Total Equipment	$-	$-

Equipment is stated at cost and depreciated on a straight- line basis over the assets’ estimated useful lives: computer equipment 5 years. Total depreciation expenses for the year ended December 31, 2025, and 2024 were $-0- and $-0-, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, and 2024

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2025, and 2024, our accounts payable are primarily made up of trade payables for purchase of motor parts and picture frames. Additionally, our accounts payable and accrued liabilities will consist of other vendor invoices, amounts owed to employees and other invoices related to the Company’s advisors.

8. DUE TO RELATED PARTY - CEO

During the year ended December 31, 2025, the Company’s CEO was reimbursed $4,500 for funds advanced to the Company and we increased the balance due to unpaid compensation. The Company owes the following amount to our CEO as of December 31, 2025, $250,591and December 31, 2024, was $238,079 respectively. The balances owed to our CEO is due on demand and therefore recorded as a current liability.

9. LOAN RELATED PARTY

From time to time, we receive payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. On April 2, 2025, we received a noninterest bearing advance from a stockholder in the amount of $40,000, to be repaid at a later date. The balance of this advance as of December 31, 2025, was $40,000.

10. SHORT TERM LOAN PAYABLE

September 30, 2025, the Company entered into a debt arrangement that requires that the Company pay back $87,720 in 5 instalments. The first instalment is due on March 15, 2026, for $43,523. Instalments two through five are to be paid on 15th of each month for April to July 2026 in the amount of $10,880.75 each. The Company received $60,000 in cash to fund operations and incurred $9,326 in upfront interest expense at a rate of 12%. The Company will pay off the debt in the next 10 months. Additionally, the Company had to place 199,282,051 shares into escrow as collateral for the short-term loan. As of the reporting date, the Company was in full compliance of the short-term loan. In the event of default, the Company will pay a 22% interest rate.

11. LINE OF CREDIT

On May 30th, 2024, CM Technology, LLC (“CM Tech”) a wholly owned subsidiary of the Company entered into a line of credit with a financial institution that has national scope through one of their local branches. The line of credit is for a maximum of $170,000 which is collateralized and has a security interest in the deposit account or cash, inventories and trade accounts receivable of CM Tech and is due and payable on demand. Our CEO has personally guaranteed the line of credit. The Company paid a $450 documentation fee. On March 12, 2025, CM Tech was approved for an additional increase in the line of credit to $200,000. The additional increase in the line of credit does not change any terms from the original agreement as of May 30th, 2024. As of September 30, 2025, the Company has drawn $215,950 to finance working capital. The Company is not in default on the line of credit. The Company accrues monthly interest on outstanding balances at 2.5% plus the prime interest rate. During December 31, 2025, and 2024, the Company accrued and paid $20,744 and $4,326 interest, respectively.

12. ACQUISITION OF PRIVATE COMPANY OWNED BY CEO

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

December 31, 2025, and 2024

12. ACQUISITION OF PRIVATE COMPANY OWNED BY CEO (Continued)

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

13. STOCKHOLDERS’ DEFICIT

Preferred Stock – There are 20,000,000 shares of authorized preferred stock, par value $0.0001 per share, with 2,000,000 shares issued and outstanding as of December 31, 2025 (December 31, 2024 – 2,000,000). The Series A Preferred Stock, shall be entitled to have one thousand (1,000) votes per one (1) share, at each meeting of stockholders of the Corporation (or pursuant to any action by written consent) with respect to any and all matters presented to the stockholders of the Corporation for their action or consideration. The holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

Common Stock – There are 3,000,000,000 shares of authorized Class A common stock, par value $0.0001 per share, with 1,884,930,584 shares issued and outstanding as of December 31, 2025, and December 31, 2024, respectively.

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

Stock issued for services.

No common stock was issued by the Company for the years ended December 31, 2025, and 2024.

14. INCOME TAXES

Income tax provision is summarized as follows:

	December 31, 2025	December 31, 2024
Current
Federal	$52,796	$51,608
State	20,113	19,660
	$72,909	$71,268
Deferred
Federal	-	-
State	-	-
Change in valuation allowance	$171,163	305,801
Net operating losses	(244,072)	(377,069)

Income tax provision	$-	$-

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, and 2024

14. INCOME TAXES (Continued)

The actual income tax provision differs from the “expected” tax computed by applying the Federal corporate tax rate of 21% to the income before income taxes as follows:

	For the year ended	For the year ended
	December 31, 2025	December 31, 2024
“Expected” income tax benefit	$52,796	$51,608
State tax expenses net of Federal Benefit	20,113	19,660
Change in valuation allowance	171,163	305,801
Other
Net operating losses	(244,072)	(377,069)

Income tax provision	$-	$-

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	For the year ended	For the year ended
	December 31, 2024	December 31, 2024
Deferred tax assets
Inventory reserve	$-	$-
Allowance for bad debts and returns	-	-
Accrued expenses	40,448	(19,301)
Asset valuation reserve	-	-
Net operating loss carry forward - estimated	5,508,297	5,396,883
Other		-
Total deferred tax assets	$5,548,745	$5,377,582
Valuation allowance.	(5,548,745)	(5,377,582)
	$-	$-
Deferred tax liabilities	-	-
Deferred state taxes	-	-
Total deferred tax liabilities	-	-

Net deferred tax assets	$-	$-

As of December 31, 2025, we have an estimated $5,508,297 (2024 - $5,396,883) in estimated net operating loss carry forwards for federal and state income tax purposes. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the scheduled reversal of deferred tax assets, the level of historical taxable income and tax planning strategies in making the assessment of the realizability of deferred tax assets. We have identified the U.S. federal, Delaware, and Massachusetts “major” tax jurisdiction. Delaware is for Franchise Tax Purposes only, which we paid $ in 2025 and 2024 $1,250. With limited exceptions, we remain subject to IRS examination of our income tax returns filed within the last three (3) years, and to Massachusetts Department of Revenue examination of our income tax returns within the last four (4) years.

15. COMMITMENTS AND CONTINGENCIES

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

Maturity Analysis of Lease Liability: The following table presents the undiscounted cash flows for the operating lease liability as of December 31, 2025, reconciled to the present value:

Year	Undiscounted Cash Flows	Present Value
2026 - 12 months	66,000	55,822
2028 - 12 months	66,000	62,645
2029 - 1 month	5,500	5,500
Total Remaining	$137,500	$123,967

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

15. SUBSEQUENT EVENT

On March 23, 2026, the company hired a company to render a corporate relations, advisory and market awareness campaign for 25 million restricted shares for a one-year contract.

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

Based on such criteria, our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our internal control over financial reporting and concluded that it was effective as of December 31, 2025.

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

ITEM 9 B: OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of December 31, 2025:

Name	Age	Position	Since
James F. O’Rourke	71	President, Secretary, CFO and Director	May 6, 2016

James F. O’Rourke serves as Chief Executive Officer and Director of the Company. He attended Lowell Technological Institute. With over thirty-five years’ experience in manufacturing from design conception to production as well as in acquisitions, mergers and managing the operational side of startup businesses, Mr. O’Rourke (the Vice Present and General Manager of SatCon Technology Corporation, the Manager of Drive Systems for its Applied Technology business unit and the Manager of its Magmotor business unit) was responsible for SatCon’s day-to-day operation and subsequently was instrumental in the formation of SatCon’s successor: SatCon Power Systems. Mr. O’Rourke then founded CM Technology (which designs and manufactures custom motors for the automotive, industrial, and robotic markets as well as high power rotary uninterruptable power supplies (RUPS) for the distributed generation, industrial, telecommunication, cloud data centers, and power quality markets). Mr. O’Rourke, who is still actively involved in CM, joined Powerdyne as a consultant in 2013 and was elected its CEO and a Director in 2014. Due to Mr. O’Rourke’s knowledge of our industry and his manufacturing experience we selected him to serve as a director.

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

ITEM 11: EXECUTIVE COMPENSATION

Executive compensation during the years ended December 31, 2025, 2024, and 2023 was as follows:

		Annual	Annual	Stock		All	Annual
		Payments	Payments	And	Compensation	Other	Compensation
Name/Position	Year	Salary	Made	Options (1)	Plans	Compensation	Total
James F. O’Rourke	2025	$90,000	$-	-	-	-	$90,000
Chief Executive Officer and Director	2024	$110,000	$-	-	-	-	$110,00
	2023	$110,000	$-	$-	-	-	$110,000

Employment Agreement

We do not have any employment agreements with our officers.

Stock Option Plan

Under the Company’s 2014 Stock Option Plan, no options have been granted.

Outstanding Equity Awards at Fiscal Year-End

There were No Equity Awards during the fiscal year ended December 31, 2025, and 2024, respectively,

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2025, the number and percentage of the outstanding shares of common stock, which, according to the information available to us, were beneficially owned by:

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

COMMON STOCK		Number of Shares of	Percent of
Name	Position	Common Stock	Class (1)
James F. O’Rourke	Chief Executive Officer and Director	207,000,000	11.0%
Arthur M. Read, II, Esq.	Shareholder	288,446,194	15.4%
Eric Foster	Shareholder	135,000,000	7.2%

Linda H. Madison	Shareholder	121,558,610	6.4%
Total owned by officers and directors (1)		2207,000,000	11.0%

(1) Based upon 1,884,930,584 shares outstanding.

ITEM 13: CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Advances

During the year ended December 31, 2025, the Company’s CEO was reimbursed $4,500 for funds advanced to the Company and we increased the balance due to unpaid compensation. The Company owes the following amount to our CEO as of December 31, 2025, $250,591 and December 31, 2024, was $238,079 respectively. The balances owed to our CEO is due on demand and therefore recorded as a current liability.

Employee Benefit Plans

We have an employee benefit plan and a stock option plan.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm of LAO Professionals for the December 31, 2025, and 2024 audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in the Company’s Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

	Year Ended December 31,
	2024	2024
LAO Professionals	$37,625	$37,625

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

On April 7, 2025, Olayinka Qyebola & Co was dismissed as an independent registered public accounting firm for Powerdyne International Inc.

On April 8, 2025, the Company engaged LOA Professionals as the Company’s independent registered accounting firm for Powerdyne International Inc.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended December 31, 2025, and 2024.

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

POWERDYNE INTERNATIONAL, INC.

Date: April 3, 2026	By:	/s/ James F. O’Rourke
James F. O’Rourke, Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ James F. O’Rourke	Principal Executive Officer & Principal Financial &
James F. O’Rourke	Accounting Officer & Director	April 3, 2026

