Form 10-Q
period 2026-03-31
POWERDYNE INTERNATIONAL, INC.
filed 2026-05-20
CIK 1435617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

There are 1,997,483,341 shares of issuer’s Common Stock outstanding as of May 20, 2026.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025

ASSETS

Current Assets:
Cash	$24,271	$47,382
Trade accounts receivable	4,334	76,018
Inventories	66,182	94,555
Prepaid consulting services	112,993	-
Right of use asset	55,822	55,822
Total current assets	263,602	273,777

Right of use asset - long term	54,550	68,145

Total Assets	$318,152	$341,922

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$56,950	$109,742
Advance deposits	12,011	13,357
Due to related party - CEO	273,591	250,591
Loans related parties	64,500	40,000
Short term loan payable	87,046	87,046
Sales tax payable	1,632	2,423
Line of credit	219,750	219,750
Operating lease liability	55,822	55,822
Total Current Liabilities	771,302	778,731

Operating lease liability - long term	54,550	68,145
Total Liabilities	$825,852	$846,876

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 2,000,000 shares issued and outstanding as of March 31, 2026, and December 31, 2025	200	200
Common stock, $0.0001 par value, 3,000,000,000 shares authorized, 1,909,930,584 and 1,884,930,584 shares issued and outstanding as of March 31, 2026, and December 31, 2025	190,993	188,493
Additional paid-in-capital	4,929,651	4,814,651
Accumulated deficit	(5,628,543)	(5,508,297)
Total Stockholders’ Deficit	(507,700)	(504,954)

Total Liabilities and Stockholders’ Deficit	$318,152	$341,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three	For the three
	months ending	months ending
	March 31, 2026	March 31, 2025

Revenues	$171,025	$271,056
Cost of revenues	131,752	209,417
Gross profit	39,273	61,639
Operating expenses	159,520	116,773
Loss from operations and before income taxes	(120,246)	(55,134)
Income tax expense	-	-

Net loss	$(120,246)	$(55,134)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	1,888,776,738	1,884,930,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2024	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	$(5,256,887)	$(253,544)

Net loss	-	-	-	-	-	(55,134)	(55,134)

Balance, March 31, 2025	2,000,000	200	1,884,930,584	188,493	4,814,651	(5,312,021)	(308,678)

December 31, 2025	2,000,000	200	1,884,930,584	188,493	4,814,651	(5,508,297)	(504,954)

Shares issued for services	-	-	25,000,000	2,500	115,000	-	117,500

Net loss	-	-	-	-	-	(120,246)	(120,246)

Balance, March 31, 2026	2,000,000	200	1,909,930,584	190,993	4,929,651	(5,628,543)	(507,700)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three	For the three
	months ending	months ending
	March 31, 2026	March 31, 2025
Operating Activities:
Net loss	$(120,246)	$(55,134)
Adjustments to reconcile net loss to net cash (used) in / provided by operating activities:
Common stock issued for consulting services - amortization	4,507	-
Changes in operating assets and liabilities:
Trade accounts receivable	71,684	(14,727)
Inventories	28,373	10,393
Accounts payable and accrued expenses	(52,792)	(44,003)
Advance deposits	(1,346)	9,822
Sales taxes payable (receivable)	(791)	9,145
Net cash (used) in / provided operating activities	$(70,611)	$(84,504)

Investing Activities:
Net cash provided by investing activities	-	-

Financing Activities:
Due to related party - CEO	23,000	-
Loans related parties	24,500	-
Line of credit	-	50,450
Net cash provided by financing activities	$47,500	$50,450

Net decrease in cash	(23,111)	(34,054)
Cash, beginning of period	47,382	45,579

Cash, end of period	$24,271	$11,525

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash Operating and Financing Activities:
Issuance of Common Shares for Services	$117,500	$-
Right of Use Asset and Operating Lease	$-	$172,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026, and 2025

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

March 31, 2026, and 2025

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

March 31, 2026, and 2025

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. As of March 31, 2026, the Company had an accumulated deficit of $5,628,543 (December 31, 2025 - $5,508,297). The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The Company’s activities will necessitate significant uses of working capital beyond March 31, 2026. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s sales and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities, revenue from operations and or affiliate funding.

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

Reclassifications

Certain amounts in the prior period have been reclassified to conform for the current period presentation. These reclassifications have no material effect on the reported financial results.

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

March 31, 2026, and 2025

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of March 31, 2026, and December 31, 2025, the Company had $24,271 and $47,382 in cash respectively held in banks.

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

The allowance for sales returns and doubtful accounts as of March 31, 2026, and 2025 was $0, respectively.

The Company sometimes receives cash deposits in advance of manufacturing and shipping its products. As of March 31, 2026, there was $12,011 (December 31, 2025 - $13,357 receivable) in advance deposits recorded on the balance sheet. When the products are shipped to the customer the advance deposits are recognized as product revenue.

Inventories

Inventories, consisting principally of products held for sale, are stated lower of cost, using the first-in, first-out method, and net realizable value. The amount presented in the accompanying consolidated balance sheet has no valuation allowance.

As of December 31, 2025, and March 31, 2026, the Company’s inventories consist of custom designed motors and picture frames. Inventories are valued at the lower cost of the market (net realizable value).

Equipment

Equipment is stated at cost. Capital expenditure for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The computer equipment is depreciated over 5 years on a straight-line basis. Depreciation expenses for the three months ended March 31, 2026, and 2025 were $0, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026, and 2025

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

We assess our intangible assets in accordance with ASC 360 “Property, Plant, and Equipment” (“ASC 360”). Impairment testing is required when events occur that indicate an asset group may not be recoverable (“triggering events”). As detailed in ASC 360-10-35-21, the following are examples of such events or changes in circumstances (sometimes referred to as impairment indicators or triggers): (a) A significant decrease in the market price of a long-lived asset (asset group) (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition. (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group) (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group) (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent. We have evaluated our intangible assets and found that certain losses and a delay in our business plan may have constituted a triggering event for our intangible assets. The Company does not have any intangible assets or goodwill.

Long-Lived Assets

In accordance with ASC 360, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026, and 2025

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

Advertising Expenses

The Company records advertising expenses per ASC 720-35-50-1, which are expensed as they are incurred or the first time when the advertising takes place. During the three months ended March 31, 2026, and 2025, there were no advertising costs incurred by the Company.

Shipping Activities

Outbound shipping changes to customers are included in “Product revenue”. Outbound shipping-related costs are included in “Costs of products sold”.

Stock-Based Compensation

We account for all share-based compensation in accordance with ASC 718-20 Stock-Based Compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite vesting period. The Company recognized $4,507 in stock based compensation related to shares issued to consultants for the three months ended March 31, 2026, and zero for the three months ended 2025, respectively.

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

March 31, 2026, and 2025

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

Income taxes payable as of March 31, 2026, and December 31, 2025, was $-0-.

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

Loss per Common Share

Loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three months ended March 31, 2026, and 2025, there were no outstanding dilutive securities, except as of March 31, 2026, and 2025, there were 2,000,000 Series A Preferred Stock outstanding, however, they were not included in the calculations as they are considered anti-dilutive.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026, and 2025

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share (Continued)

The following table represents the computation of basic and diluted losses per share:

Loss per share is based upon the weighted average shares of the common stock outstanding.

	For the three months ending March 31, 2026	For the three months ending March 31, 2025

Loss available for common shareholder	$(120,246)	$(55,134)
Basic and fully diluted loss per share	$(0.00)	$0.00

Weighted average common shares outstanding - basic and diluted	1,888,776,738	1,884,930,584

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

Recent Accounting Guidance Not Yet Adopted

None

Recent Accounting Guidance Adopted

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient (available to all entities) that allows an entity to assume current conditions as of the balance sheet date will remain unchanged over the remaining life of the asset when developing reasonable and supportable forecasts for estimating expected credit losses on current accounts receivable and current contract assets arising from Topic 606 revenue transactions. For entities other than public business entities, it also permits an accounting policy election (if the practical expedient is elected) to consider subsequent cash collections after the balance sheet date when estimating expected credit losses. The ASU is effective for annual reporting periods beginning after December 15, 2025 (including interim periods therein), with early adoption permitted. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This ASU clarifies the requirements for determining whether a settlement of a convertible debt instrument should be accounted for as an induced conversion (versus a debt extinguishment). Key clarifications include: (i) the inducement offer must preserve the form and amount of consideration issuable under the existing debt instrument’s conversion privileges (assessed as of the offer acceptance date), (ii) application to instruments with cash conversion features, and (iii) use of terms existing 12 months prior to the offer acceptance date if a recent modification occurred. The ASU is effective for annual reporting periods beginning after December 15, 2025 (including interim periods), with early adoption permitted (if ASU 2020-06 has been adopted). The Company adopted this ASU. Management does not expect the adoption to have a material impact on the Company’s condensed consolidated financial statements unless it engages in induced conversions of convertible debt.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires enhanced disclosures, including: (i) a tabular rate reconciliation disaggregating income tax expense (or benefit) into eight specific categories (with further disaggregation for certain items meeting a 5% quantitative threshold) for public business entities, and (ii) disaggregated information about income taxes paid by jurisdiction. Non-public entities may elect qualitative disclosure for the rate reconciliation. For entities other than public business entities, the ASU is effective for annual periods beginning after December 15, 2025, with early adoption permitted. The amendments may be applied prospectively or retrospectively. The Company has adopted this ASU. The adoption did not have a material impact on the Company’s condensed consolidated financial position or results of operations but will expand income tax footnote disclosures.

Management has reviewed other ASUs issued through Q1 2026 (or effective in 2026), including various codification improvements and targeted updates on hedge accounting, financial instruments, and other topics. The Company has implemented all the new accounting pronouncements that are in effect and that may impact its condensed consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its condensed consolidated financial position or consolidated results of operations.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026, and 2025

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

March 31, 2026, and 2025

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

Major Customers and Concentration of Credit Risk

The Company through its CM Tech division has two major customers, which account for approximately 95% of the balance of accounts receivable as of March 31, 2026, (December 31, 2025 - 30%) of the Company’s revenues for the three months ended March 31, 2026 – 90% (March 31, 2025 –95%) were attributable to these same customers. The Company evaluates industry specific credit risk but does not believe that any material risk is identified that could materially impact on our results of consolidated operations and consolidated financial position.

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

March 31, 2026, and 2025

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

During the three months ended March 31, 2026, the Company’s CEO provided $23,000 to fund our operations. The Company owes the following amounts to our CEO as of March 31, 2026, $273,591 and December 31, 2025, $250,591 respectively. The balances owed to our CEO are due on demand and therefore recorded as a current liability.

5. LOAN RELATED PARTY

From time to time, we receive payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. On April 2, 2025, we received a noninterest bearing advance from a stockholder in the amount of $40,000, to be repaid at a later date. The balance of this advance as of March 31, 2025, was $40,000.

From time to time, we receive payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. On March 3 and March 25, 2026, we received 2 noninterest bearing advances from a stockholder in the amount of $3,000 and $21,500, to be repaid at a later date. The balance of this advance as of March 31, 2026, was $24,500. The total balance as of March 31, 2026, was $64,500.

6. SHORT TERM LOAN PAYABLE

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

The Company did not make the March 15, 2026, payment. On March 31, 2026, the Company received written notice of default from counsel to 1800 Diagonal Lending LLC. Under Section 3.1 of the note, an Event of Default occurs only if the breach continues for five (5) days after written notice. As of March 31, 2026, the five-day cure period had not yet expired. As of May 11, 2026, the Company confirmed with 1800 Diagonal Lending LLC that the outstanding obligation recorded at the default amount has been fully paid off.

Default Interest at 22% per annum began accruing on the unpaid amount from March 15, 2026. Approximately $839 of Default Interest was accrued for the period March 15–31, 2026.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026, and 2025

7. LINE OF CREDIT

On May 30th, 2024, CM Technology, LLC (“CM Tech”) a wholly owned subsidiary of the Company entered into a line of credit with a financial institution that has national scope through one of their local branches. The line of credit is for a maximum of $170,000 which is collateralized and has a security interest in the deposit account or cash, inventories and trade accounts receivable of CM Tech and is due and payable on demand. Our CEO has personally guaranteed the line of credit. The Company paid a $450 documentation fee. On March 12, 2025, CM Tech was approved for an additional increase in the line of credit to $220,000. The additional increase in the line of credit does not change any terms from the original agreement as of May 30th, 2024. As of March 31, 2026, the Company has drawn $219,750 to finance working capital. The Company is not in default on the line of credit. The Company accrues monthly interest on outstanding balances at 2.5% plus the prime interest rate.

As of March 31, 2026, CM Tech has cash of $7,973, trade accounts receivable at $3,655 and inventories of $40,855 collateralized against the line of credit creating a security interest.

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

March 31, 2026, and 2025

8. ACQUISITION OF THE PRIVATE COMPANY OWNED BY CEO (Continued)

The pro forma information below presents statements of operations data as if the acquisition of CM Tech took place on January 1, 2020.

	Consolidated For the year Ended December 31, 2021	Consolidated For the year ended December 31, 2020

Revenues	$1,224,290	$985,613
Cost of Goods Sold	721,243	525,454
Gross profit	$503,047	$460,159
Operating expenses	265,779	245,531

Net Income	$237,268	$214,628

9. STOCKHOLDERS’ DEFICIT

Preferred Stock – There are 20,000,000 shares of authorized preferred stock, par value $0.0001 per share, with 2,000,000 shares issued and outstanding as of March 31, 2026 (December 31, 2025 – 2,000,000). The Series A Preferred Stock shall be entitled to have one thousand (1,000) votes per one (1) share, at each meeting of stockholders of the Corporation (or pursuant to any action by written consent) with respect to any and all matters presented to the stockholders of the Corporation for their action or consideration. The holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

Common Stock - On March 25, 2025, The Delaware Secretary of State approved an amendment authorizing the Company to increase the number of authorized shares of common stock to three billion twenty million (3,020,000,000) shares, consisting of three billion (3,000,000,000) shares of common stock and twenty million (20,000,000) shares of preferred stock – There are 3,000,000,000 shares of authorized Class A common stock, par value $0.0001 per share, with 1,909,930,584 shares issued and outstanding March 31, 2026, and 1,884,930,584 December 31, 2025, respectively.

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

Stock issued for services.

On March 17, 2026, the Company hired a company to render corporate relations, advisory and market awareness campaign for 25 million restricted shares for a one-year contract.

The Company recorded $117,500 as prepaid consulting services for the 25,000,000 shares issued to third party consultants, which was the fair value of the closing price of the shares on the date of issuance. The prepaid consulting services will be amortized over the twelve-month term of the agreement, the amortization commenced on March 17, 2026. During the three months ended March 31, 2026, the Company recognized $4,507 of share-based compensation.

The Company relied upon Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended, for the issuance of these securities. No commissions were paid regarding the share issuance, and the share certificates were issued, or “book entry”, with a Rule 144 restrictive legend.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026, and 2025

10. COMMITMENTS AND CONTINGENCIES

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

Maturity Analysis of Lease Liability: The following table presents the undiscounted cash flows for the operating lease liability as of March 31, 2026, reconciled to the present value:

Year	Undiscounted Cash Flows	Present Value
2026 - 9 months	$49,500	$42,227
2027 - 12 months	66,000	62,645
2028 - 1 month	5,500	5,500
Total Remaining	$121,000	$110,372

The current portion of the operating lease liability as of March 31, 2026, is $55,822 (December 31, 2025 - $55,822).

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

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2026, and 2025

10. COMMITMENTS AND CONTINGENCIES  (Continued)

On March 17, 2026, the company hired Transcontinental Partners LLC to render corporate relations, advisory and market awareness campaign for 25 million restricted shares for a one-year contract.

The Company recorded $117,500 as prepaid consulting services for the 25,000,000 shares issued to third party consultants, which was the fair value of the closing price of the shares on the date of issuance. The prepaid consulting services will be amortized over the twelve-month term of the agreement, which commenced on March 17, 2026. During the three months ended March 31, 2026, the Company recognized $4,507 of share-based compensation.

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

11. SUBSEQUENT EVENT

On April 22, 2026, we issued a Common Stock Purchase Warrant with Quick Capital, LLC a Wyoming limited liability company with an office located at 66 West Flagler Street900- # 2292 Miami, FL 33130 (the “Investor”), or the “Selling Security Holder”.

This COMMON STOCK PURCHASE WARRANT (the “Warrant”) certifies that, for value received (in connection with the funding of that certain convertible promissory note dated April 22, 2026, in the original principal amount of $71,022.72 issued by the Company (as defined below) to the Lender (as defined below) (the “Note”), Quick Capital, LLC, a Wyoming limited liability company (the “Lender” and including any permitted and registered assigns, the “Holder”), is entitled, upon the terms and subject to the limitations on exercise and the conditions hereinafter set forth, at any time during the Exercise Period, to purchase from POWERDYNE INTERNATIONAL, INC., a Delaware corporation (the “Company”), up to 3,551,136 shares of Common Stock (as defined below) (the “Warrant Shares”) at the Exercise Price per share then in effect. The number of Warrant Shares for which this Warrant may be exercised is subject to adjustment in accordance with the terms hereof. This Warrant is issued by the Company as of the Issuance Date pursuant to the note purchase agreement dated April 22, 2026, between the Company and the Lender (the “Purchase Agreement”).

Capitalized terms used in this Warrant shall have the meanings set forth in the Purchase Agreement unless otherwise defined in the body of this Warrant or in Section 12 below. For purposes of this Warrant, the term “Exercise Price” shall mean) $0.01 per share subject to adjustment as provided herein (including but not limited to cashless exercise), and the term “Exercise Period” shall mean the period commencing on the Issuance Date and ending on 5:00 p.m. Eastern Standard Time on the five-year anniversary of such date.

On September 12, 2025, the Company issued a convertible promissory note in the principal amount of $77,720 for cash proceeds of $67,000. The note bears a one-time 12% interest charge and requires five fixed payments totaling $87,046, with the first payment of $43,523 due March 15, 2026.

The Company did not make the March 15, 2026, payment. On March 31, 2026, the Company received written notice of default from counsel to 1800 Diagonal Lending LLC. Under Section 3.1 of the note, an Event of Default occurs only if the breach continues for five (5) days after written notice. As of March 31, 2026, the five-day cure period had not yet expired. On May 11, 2026, the Company confirmed with 1800 Diagonal Lending LLC that the outstanding obligation recorded at the default amount has been fully paid off.

Default Interest at 22% per annum began accruing on the unpaid amount from March 15, 2026. Approximately $839 of Default Interest was accrued for the period March 15–31, 2026. On April 29, 2026, Jim O’Rourke, the Company’s Chief Executive Officer, passed away. The Company is in the process of implementing its succession plan and evaluating the impact, if any, on its operations and financial results.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On April 29, 2026, Jim O’Rourke, the Company’s Chief Executive Officer, passed away. The Company is in the process of implementing its succession plan and evaluating the impact, if any, on its operations and financial results.

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

Results of Operations - The three months ended March 31, 2026, compared to the three months ended March 31, 2025:

Revenues

During the three months ended March 31, 2026, we generated $171,025 in revenue, and during the three months ended March 31, 2025, we generated $271,056 in revenue. Revenues for CM Tech, LLC decreased by approximately $100,031 due to the threat of tariffs and economic uncertainty during the first quarter of 2026. Although management expects revenues to increase for CM Tech through the end of 2026. Revenues for Frame One LLC were relatively flat for the three months ended for March 31, 2026, compared to the three months ended March 31, 2025.

Cost of Revenues

During the three months ended March 31, 2026, we incurred $131,752 in cost of revenues, and during the three months ended March 31, 2025, we generated $209,417 in cost of revenues. The cost of revenue decreased consistently with the decrease in revenues.

Gross Profit

During the three months ended March 31, 2026, we generated $39,273 in gross profits, and during the three months ended March 31, 2025, we generated $61,639 in gross profit. Gross profit margin was consistent at approximately 23% compared to the three months ended March 31, 2026.

Operating expenses

During the three months ended March 31, 2026, total operating expenses increased to $159,520 from $116,773 for the three months ended March 31, 2025. The increase is due to additional expenses for completing various financing agreements.

For the three months ended March 31, 2026, the Company had a net loss of $120,246 and for March 31, 2025, there was a loss of $55,134, respectively. We expect that the Company will continue to generate increases in revenues so that we become profitable and cash flow positive by acquiring new customers and / or adding increased sales to existing customers. However, there is no guarantee that we can achieve these results.

Liquidity and Capital Resources

As of March 31, 2026, and December 31, 2025, we had working capital deficits of $507,700 and $504,954, respectively.

For the three months ended March 31, 2026, we had a $23,111 decrease in cash compared to the year-ended December 31, 2025, due to continued economic uncertainty and approximately $100,000 decrease in revenues at CM Tech.

The decrease in cash flow from operations of approximately $14,000 is consistent with the decrease in cash and decrease in revenues at CM Tech.

Financing Activities:

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

As of March 31, 2026, CM Tech has cash of $7,973, trade accounts receivable at $3,655 and inventories of $40,855 collateralized against the line of credit creating a security interest.

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

On March 23, 2026, the Company hired a company to render corporate relations, advisory and market awareness campaign for 25 million restricted shares for a one-year contract.

On September 12, 2025, the Company issued a convertible promissory note in the principal amount of $77,720 for cash proceeds of $67,000. The note bears a one-time 12% interest charge and requires five fixed payments totaling $87,046, with the first payment of $43,523 due March 15, 2026.

The Company did not make the March 15, 2026, payment. On March 31, 2026, the Company received written notice of default from counsel to 1800 Diagonal Lending LLC. Under Section 3.1 of the note, an Event of Default occurs only if the breach continues for five (5) days after written notice. As of March 31, 2026, the five-day cure period had not yet expired. On May 11, 2026, the Company confirmed with 1800 Diagonal Lending LLC that the outstanding obligation recorded at the default amount has been fully paid off.

On March 3 and March 25, 2026, we received 2 noninterest bearing advances from a stockholder in the amount of $3,000 and $21,500, to be repaid at a later date. The balance of this advance as of March 31, 2026, was $24,500.

During the three months ended March 31, 2026, the Company’s CEO provided $23,000 to fund our operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2026, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

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

ITEM 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2026, the Company issued 25,000,000 restricted common shares for consulting services (valued at $117,500 and recorded as prepaid consulting services). The transaction is recorded and disclosed in the financial statements, including the statements of changes in stockholders’ deficit, the balance sheet, statements of operations and the statement of cash flows. It is also disclosed in the notes to the financial statements under Note 9 and 10.

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

POWERDYNE INTERNATIONAL, INC.

Dated: May 20, 2026	By:	/s/ Tony Carchide
President and Chief Financial Officer

