Form 10-Q
period 2026-06-30
POWERDYNE INTERNATIONAL, INC.
filed 2026-08-14
CIK 1435617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

There are 1,997,483,341 shares of issuer’s Common Stock outstanding as of August 10, 2026.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2026	December 31, 2025

ASSETS

Current Assets:
Cash	$72,672	$47,382
Trade accounts receivable	39,823	76,018
Inventories	65,006	94,555
Prepaid consulting services	83,618	-
Total current assets	261,119	217,955

Right of use asset - long term	96,691	123,967

Total Assets	$357,810	$341,922

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$71,851	$109,742
Advance deposits	-	13,357
Due to related party - CEO	273,591	250,591
Loans - related parties	71,175	40,000
Short term loan payable	90,286	87,046
Guaranteed interest payable	11,442	-
Warrant derivative liability	8,026	-
Sales tax payable	1,432	2,423
Line of credit	219,750	219,750
Operating lease liability	59,070	55,822
Total Current Liabilities	806,622	778,731

Operating lease liability - long term	37,621	68,145
Total Liabilities	$844,243	$846,876

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, $0.0001 par value,20,000,000 shares authorized, 2,000,000 shares issued and outstanding as of June 30, 2026, and December 31, 2025	200	200
Common stock, $0.0001 par value,3,000,000,000 shares authorized, 1,997,483,341 and 1,884,930,584 shares issued and outstanding as of June 30, 2026, and December 31, 2025	199,748	188,493
Additional paid-in-capital	5,080,533	4,814,651
Accumulated deficit	(5,766,914)	(5,508,297)
Total Stockholders’ Deficit	(486,433)	(504,954)

Total Liabilities and Stockholders’ Deficit	$357,810	$341,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ending June 30, 2026	For the three months ending June 30, 2025	For the six months ending June 30, 2026	For the six months ending June 30, 2025

Revenues	$255,595	$342,697	$426,620	$612,035
Cost of revenues	160,365	330,265	333,620	539,682
Gross profit	95,230	12,432	93,000	72,353
Operating expenses	233,602	168,471	351,617	283,525
Loss from operations and before income taxes	(138,371)	(156,039)	(258,617)	(211,173)
Income tax expense	-	-	-	-
Net loss	$(138,371)	$(156,039)	$(258,617)	$(211,173)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	1,972,126,307	1,884,930,584	1,930,340,298	1,884,930,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	2,000,000	$200	1,884,930,584	$188,493	$4,814,651	$(5,256,887)	$(253,544)

Net loss	-	-	-	-	-	(55,134)	(55,134)

Balance, March 31, 2025	2,000,000	200	1,884,930,584	188,493	4,814,651	(5,312,021)	(308,678)

Net loss	-	-	-	-	-	(156,039)	(156,039)

Balance, June 30, 2025	2,000,000	200	1,884,930,584	188,493	4,814,651	(5,468,060)	(464,717)

December 31, 2025	2,000,000	200	1,884,930,584	188,493	4,814,651	(5,508,297)	(504,954)

Shares issued for services	-	-	25,000,000	2,500	115,000	-	117,500

Net loss	-	-	-	-	-	(120,246)	(120,246)

Balance, March 31, 2026	2,000,000	200	1,909,930,584	190,993	4,929,651	(5,628,543)	(507,700)

Shares issued for conversion of debt	-	-	87,552,757	8,755	150,882	-	159,637

Net loss	-	-	-	-	-	(138,371)	(138,371)

Balance, June 30, 2026	2,000,000	200	1,997,483,341	199,748	5,080,533	(5,766,914)	(486,433)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ending June 30, 2026	For the six months ending June 30, 2025
Operating Activities:
Net loss	$(258,617)	$(211,173)
Adjustments to reconcile net loss to net cash (used) in / provided by operating activities:
Common stock issued for consulting services - amortization	33,882	-
Gain on change in warrant derivative	(5,190)	-
Non cash discount and interest expense on notes payable	69,035	-
Changes in operating assets and liabilities:
Trade accounts receivable	36,195	24,135
Inventories	29,549	9,599
Accounts payable and accrued expenses	(37,891)	26,273
Advance deposits	(13,357)	3,380
Sales taxes payable / (receivable)	(991)	10,850
Net cash used in operating activities	$(147,385)	$(136,936)

Investing Activities:
Net cash provided by investing activities	-	-

Financing Activities:
Due to related party - CEO	23,000	-
Loans related parties	31,175	40,000
Line of credit	-	79,450
Note payable financing	118,500	-
Net cash provided by financing activities	$172,675	$119,450

Net increase / (decrease) in cash	25,290	(17,486)
Cash, beginning of period	47,382	45,579

Cash, end of period	$72,672	$28,093

Supplemental disclosure of cash flow information
Cash paid for interest	$10,526	$9,895
Cash paid for taxes	$-	$-

Non-cash Operating and Financing Activities:
Issuance of common shares for services	$117,500	$-
Right of use asset and operating lease	$-	$172,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026, and 2025

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

On March 6, 2022, pursuant to a Securities Purchase Agreement (the “SPA”), Powerdyne International, Inc. (the “Company”), acquired all of the issued and outstanding membership interests of Creative Motion Technology, LLC, a Massachusetts limited liability company, (the “Membership Interests”). Membership Interests are owned by Mr. James F. O’Rourke, the former principal owner and sole director and officer of the Company. The purchase price paid by the Company was 2,000,000 shares of its Series A Preferred Stock valued at $1,500,000. The Series A Preferred Stock, shall be entitled to have one thousand (1,000) votes per one (1) share, at each meeting of stockholders of the Corporation (or pursuant to any action by written consent) with respect to any and all matters presented to the stockholders of the Corporation for their action or consideration. The holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

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

June 30, 2026, and 2025

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

June 30, 2026, and 2025

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. As of June 30, 2026, the Company had an accumulated deficit of $5,766,914 (December 31, 2025 - $5,508,297). The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and / or obtaining additional financing from its members or other sources, as may be required.

The Company’s activities will necessitate significant uses of working capital beyond June 30, 2026. Additionally, the Company’s capital requirements will depend on many factors, including the success of the Company’s sales and the status of competitive products. The Company plans to continue financing its operations with cash received from financing activities, revenue from operations and or affiliate funding.

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

June 30, 2026, and 2025

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2025, and December 31, 2025, respectively.

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

The allowance for sales returns and doubtful accounts as of June 30, 2026, and 2025 was $0, respectively.

The Company sometimes receives cash deposits in advance of manufacturing and shipping its products or before products are created. As of June 30, 2026, there is $0 (December 31, 2025 - $13,357) in advance deposits recorded on the balance sheet. When the products are shipped to or picked up by the customer the advance deposits are recognized as product revenue.

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

Equipment

Equipment is stated at cost. Capital expenditure for improvements and upgrades to existing equipment are also capitalized. Maintenance and repairs are expensed as incurred. The computer equipment is depreciated over 5 years on a straight-line basis. Depreciation expenses for the three and six months ended June 30, 2026, and 2025 were $0, respectively.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026, and 2025

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

June 30, 2026, and 2025

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

Advertising Expenses

The Company records advertising expenses per ASC 720-35-50-1, which are expensed as they are incurred or the first time when the advertising takes place. During the three and six months ended June 30, 2026, and 2025, there were no advertising costs incurred by the Company.

Shipping Activities

Outbound shipping changes to customers are included in “Product revenue”. Outbound shipping-related costs are included in “Costs of products sold”.

Stock-Based Compensation

We account for all share-based compensation in accordance ASC 718-20 Stock-Based Compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite vesting period. The Company recognized $29,375 in stock based compensation related to shares issued to consultants for the three months ended June 30, 2026, and zero for the three months ended June 30, 2025, respectively The Company recognized $33,882 in stock based compensation related to shares issued to consultants for the six months ended June 30, 2026, and zero for the six months ended June 30, 2025.

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

June 30, 2026, and 2025

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

Income taxes payable as of June 30, 2026, and December 31, 2025, was $-0-.

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

Loss per Common Share

Loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three and six months ended June 30, 2026, and 2025, there were no outstanding dilutive securities, except as of June 30, 2026, and 2025, there was 2,000,000 Series A Preferred Stock outstanding and two convertible notes, however, they were not included in the calculations as they are considered anti-dilutive. Additionally, the two convertible notes have legal and contractual lock up provisions that prevent them from trading the common shares upon conversion.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026, and 2025

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share (Continued)

The following table represents the computation of basic and diluted losses per share:

Loss per share is based upon the weighted average shares of common stock outstanding.

	For the three months ending June 30, 2026	For the three months ending June 30, 2025	For the six months ending June 30, 2026	For the six months ending June 30, 2025
Loss available for common shareholder	$(138,371)	$(156,039)	(258,617)	(211,173)
Basic and fully diluted loss per share	$(0)	$(0)	(0)	(0)
Weighted average common shares outstanding - basic and diluted	1,972,126,307	1,884,930,584	1,930,340,298	1,884,930,584

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

June 30, 2026, and 2025

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

June 30, 2026, and 2025

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

Major Customers and Concentration of Credit Risk

The Company has two major customers, which account for approximately 95% of the balance of accounts receivable as of June 30, 2026 (December 31, 2025 - 30%). For the six months ended June 30, 2026 – 95% (June 30, 2025 –95%) of CM Tech’s revenues were attributable to these same two customers. The Company evaluates industry specific credit risk but does not believe that any material risk is identified that could materially impact on our results of condensed consolidated operations and condensed consolidated financial position.

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

June 30, 2026, and 2025

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Suppliers

We have developed a strong collaborative relationship with a select few ISO Certified component manufacturers both domestically and in Asia. These strategic relationships have been developed over the past 20 years, which ensure that we are able to maintain a steady flow of components while maintaining a high level of quality.

4. DUE TO RELATED PARTY – CEO

During the six months ended June 30, 2026, the Company’s ex-CEO provided $23,000 to fund our operations. The Company owes the following amounts to our ex-CEO as of June 30, 2026, $273,591 and December 31, 2025, $250,591 respectively. The balances owed to our ex-CEO are due on demand and therefore recorded as a current liability.

5. LOANS - RELATED PARTIES

From time to time, we receive payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. On March 3 and March 25, 2026, we received 2 noninterest bearing advances from a stockholder in the amount of $3,000 and $21,500, to be repaid at a later date. The balance of this advance as of March 31, 2026, was $24,500.

From time to time, we receive payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. On April 16, 2026, April 30 and May 13,2026, we received 3 noninterest bearing advances from a stockholder in the amount of $2,250, $2,225 and $2,200, to be repaid at a later date. The balance of this advance as of June 30, 2026, was $6,675.00. The total Balance as of June 30, 2026, was $31,175.

On April 2, 2025, we received a noninterest bearing advance from the now Vice President in the amount of $40,000, to be repaid at a later date. The balance of this advance as of June 30, 2026, was $40,000.

As of June 30, 2026, and December 31, 2025, the loans – related parties was $71,175 and $40,000, respectively.

6. SHORT TERM LOAN PAYABLE

On September 12, 2025, the Company issued a convertible promissory note with a principal amount of $77,720 for cash proceeds of $67,000 (original-issue discount $10,720). A one-time interest charge of 12% ($9,326) was applied on the Issue Date, resulting in total scheduled repayments of $87,046 payable in five installments beginning March 15, 2026. No payments were made under the Note.

The March 15, 2026, installment was missed. Written notice of default was received on March 31, 2026. Default Interest at 22% per annum began accruing on March 15, 2026. Upon the Event of Default on April 4, 2026, the Note became immediately due and payable at the Default Amount of $130,569 (150% of $87,046). Between April 13 and May 8, 2026, the Holder converted the entire Default Amount (plus additional Default Interest of $749.63 and contractual conversion fees of $12,000) into an aggregate of 87,552,757 shares of common stock pursuant to the post-default conversion provisions of the Note. The conversions occurred as follows:

●	April 13, 2026: $10,000 at $0.00234 → 4,273,504 shares

●	April 15, 2026: $15,000 at $0.00247 → 6,072,874 shares

●	April 21, 2026: $15,000 at $0.00208 → 7,211,538 shares

●	April 22, 2026: $20,000 at $0.00208 → 9,615,384 shares

●	April 24, 2026: $20,000 at $0.00156 → 12,820,513 shares

●	April 27, 2026: $22,000 at $0.00156 → 14,102,564 shares

●	May 1, 2026: $25,000 at $0.001235 → 20,242,915 shares

●	May 8, 2026: $16,318.63 (remaining balance including $749.63 interest) at $0.001235 → 13,213,465 shares

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026, and 2025

6. SHORT TERM LOAN PAYABLE (continued)

The May 8 shares were issued via DWAC without restrictive legend pursuant to a Rule 144 opinion of counsel. On May 11, 2026, the Holder confirmed that the obligation recorded at the Default Amount had been fully satisfied and the Note balance is zero. Total amount extinguished (principal, default premium, interest and fees) was $159,637.26.

Interest expense for the three and six months ended June 30, 2026, includes the default premium of $43,523, additional Default Interest of $749.63 and conversion fees of $12,000. The 199,282,051 shares previously held in escrow as collateral were released upon satisfaction of the Note.

On April 22, 2026, we entered a convertible note payable with a common stock purchase warrant with Quick Capital, LLC.

The full convertible note payable and warrant accounted for as a derivative was issued on April 22, 2026, the Company issued a convertible promissory note with a legal face amount of $71,022.72. The Company received cash proceeds of $58,500 after the lender withheld $4,000 for counsel fees. The note carries a contractual original-issue discount / guaranteed interest charge of $8,522.72. The total amount payable under the scheduled amortization is $79,545.44, consisting of four payments of $19,886.36. The note matures on January 22, 2027, and may be prepaid at 105% of the outstanding principal plus accrued interest, subject to conditions.

The note is convertible at the holder’s option at the lower of (i) $0.004 per share or (ii) 65% of the lowest trading price of the Company’s common stock during the ten trading days preceding the conversion date. In the event of default, the conversion price is $0.001. In connection with the note the Company also issued a five-year warrant for 3,551,136 shares of common stock with an initial exercise price of $0.01 per share. The warrant contains a full-ratchet down-round reset provision.

On May 22, 2026, the Company issued a convertible promissory note to Vanquish Funding Group Inc. in the principal amount of $67,000. The note was funded on or about May 28, 2026. In connection with the closing, the Company reimbursed the lender $7,000 for legal fees and due diligence costs. These costs have been recorded as debt issuance costs and are presented as a direct deduction from the carrying amount of the note. The initial net carrying amount of the note is therefore $60,000. The issuance costs are being amortized as additional interest expense over the term of the note.

The note matures on February 28, 2027, and bears interest at 10% per annum. Interest accrues from the Issue Date but is payable only at maturity, upon acceleration, or upon prepayment. Default interest is 22% per annum.

The note is convertible beginning 180 days after the Issue Date (approximately November 18, 2026) at a Conversion Price equal to 65% of the lowest Trading Price of the Company’s common stock during the ten (10) Trading Days prior to the Conversion Date. The Holder may deduct $1,500 from each conversion amount for deposit fees. Conversion is subject to a 4.99% beneficial-ownership limitation. The Company is required to reserve four times the number of shares issuable upon full conversion; the reserved shares have not been issued and are not included in issued and outstanding shares.

Because conversion is contractually prohibited for the first 180 days and management has determined that the fair value of the embedded conversion feature is nominal during this period, no derivative liability has been recorded as of June 30, 2026. The Company will re-evaluate the conversion feature when the 180-day lock-up expires or if its fair value becomes material prior to that date.

As of June 30, 2026, the Company was in compliance with the terms of the note. No conversions had occurred. Unamortized debt issuance costs on June 30, 2026, were $6,033. Interest expense recognized on the note for the period from issuance through June 30, 2026, was $1,682.89.

As of June 30, 2026 and December 31, 2025, the short-term loan payable balances were $90,286 and $87,046 respectively. The original issue discount on the short-term loan payables is estimated at $28,214. The guaranteed interest payable is pertaining to accrued interest on the Vanquish and Quick Capital notes and is $11,442. The warrant derivative liability of $8,026 pertains to the warrant attached to the Quick Capital short term loan payable.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026, and 2025

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

As of June 30, 2026, CM Tech has cash of $53,785, trade accounts receivable at $39,823 and inventories of $39,678 collateralized against the line of credit creating a security interest.

8. ACQUISITION OF PRIVATE COMPANY OWNED BY EX-CEO

On March 6, 2022, pursuant to a Securities Purchase Agreement (the “SPA”), Powerdyne International, Inc. (the “Company”), acquired 100% of the issued and outstanding membership interests of Creative Motion Technology, LLC, a Massachusetts limited liability company, (the “Membership Interests”). The Membership Interest is owned by Mr. James F. O’Rourke, the former principal owner and sole director and officer of the Company. The purchase price paid by the Company was 2,000,000 shares of its Series A Preferred Stock valued at $1,500,000, which each Series A Preferred Stock is convertible into 1,000 common shares of the Company at a fixed price of $0.0001 at the option of the holder.

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

The historical cost of the assets acquired includes cash and inventory at approximately $108,630. There was no impairment to the cash and inventory received.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026, and 2025

8. ACQUISITION OF PRIVATE COMPANY OWNED BY CEO (Continued)

The pro forma information below presents statements of operations data as if the acquisition of CM Tech took place on January 1, 2020.

	Consolidated For the year Ended December 31, 2021	Consolidated For the year ended December 31, 2020

Revenues	$1,224,290	$985,613
Cost of Goods Sold	721,243	525,454
Gross profit	$503,047	$460,159
Operating expenses	265,779	245,531

Net Income	$237,268	$214,628

9. STOCKHOLDERS’ DEFICIT

Preferred Stock – There are 20,000,000 shares of authorized preferred stock, par value $0.0001 per share, with 2,000,000 shares issued and outstanding as of June 30, 2026 (December 31, 2025 – 2,000,000). The Series A Preferred Stock shall be entitled to have one thousand (1,000) votes per one (1) share, at each meeting of stockholders of the Corporation (or pursuant to any action by written consent) with respect to any and all matters presented to the stockholders of the Corporation for their action or consideration. The holders of Series A Preferred Stock shall vote together with the holders of Common Stock as a single class.

Common Stock - On March 25, 2025, The Delaware Secretary of State approved an amendment authorizing the Company to increase the number of authorized shares of common stock to three billion twenty million (3,020,000,000) shares, consisting of three billion (3,000,000,000) shares of common stock and twenty million (20,000,000) shares of preferred stock – There are 3,000,000,000 shares of authorized Class A common stock, par value $0.0001 per share, with 1,997,483,341 shares issued and outstanding June 30, 2026, and 1,884,930,584 December 31, 2025, respectively.

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

Stock issued for services.

On March 17, 2026, we hired a company to render corporate relations, advisory and market awareness campaign for 25 million restricted shares for a one-year contract.

The Company recorded $117,500 as prepaid consulting services for the 25,000,000 shares issued to third party consultants, which was the fair value of the closing price of the shares on the date of issuance. The prepaid consulting services will be amortized over the twelve-month term of the agreement, the amortization commenced on March 17, 2026. During the three months ended June 30, 2026, the Company recognized $29,375 of share-based compensation. During the six months ended June 30, 2026, the Company recognized $33,882 of share-based compensation.

The Company relied upon Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended, for the issuance of these securities. No commissions were paid regarding the share issuance, and the share certificates were issued, or “book entry”, with a Rule 144 restrictive legend.

On April 4, 2026, 1800 Diablo began converting the note payable into common stock of the Company. Between April 13 and May 8, 2026, 1800 Diablo converted the entire default amount into an aggregate of 87,552,757 shares of our common stock pursuant to the post-default conversion provisions of the short-term loan payable.

POWERDYNE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2026, and 2025

10. COMMITMENTS AND CONTINGENCIES

Office Space

Our corporate headquarters are in a full-service office suite located in a building in North Reading, Massachusetts, consisting of approximately 5,000 square feet of retail, manufacturing, and office space. The Company’s contractual term as of February 1, 2025, is 36 months expiring January 31, 2028.

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

Maturity Analysis of Lease Liability: The following table presents the undiscounted cash flows for the operating lease liability as of June 30, 2026, reconciled to the present value:

Year	Undiscounted Cash Flows	Present Value
2026 - 6 months	$33,000	$28,546
2027 - 12 months	66,000	62,645
2028 - 1 month	5,500	5,500
Total Remaining	$104,500	$96,691

The current portion of the operating lease liability as of June 30, 2026, is $59,070 (December 31, 2025 - $55,822).

Contractual Arrangements

On June 23, 2025, Powerdyne International, Inc. (“Powerdyne International, Inc.” or the “Company”) (OTCPK: PWDY) entered into an investment agreement (the “Agreement”) with GHS Investments, LLC (the “Investor”), whereby the Investor has agreed to invest up to $10,000,000 to purchase shares of our common stock. GHS Investments LLC is a Nevada limited liability company, with offices at 420 Jericho Turnpike, Suite 102, Jericho, NY 11753 (the “Investor”).

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

The Company recorded $117,500 as prepaid consulting services for the 25,000,000 shares issued to third party consultants, which was the fair value of the closing price of the shares on the date of issuance. The prepaid consulting services will be amortized over the twelve-month term of the agreement, which commenced on March 17, 2026. During the three months ended June 30, 2026, the Company recognized $29,375 of share-based compensation. During the six months ended June 30, 2026, the Company recognized $33,882 of share-based compensation.

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

11. SUBSEQUENT EVENTS

On July 24, 2026, the Company filed a Form S-1 with the Securities and Exchange Commission pursuant to the terms of an Equity Financing Agreement with GHS Investments LLC dated June 23, 2025 (the “Equity Financing Agreement’), and 3,551,136 shares are issuable upon exercise in full of warrants under the terms of a Common Stock Purchase Warrant dated April 22, 2026, between the Company and Quick Capital, LLC.

On August 3, 2026, the Company received a Notice of Effectiveness from the Securities and Exchange Commission.

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

On March 6, 2022, pursuant to a Securities Purchase Agreement (the “SPA”), Powerdyne International, Inc. (the “Company”), acquired all of the issued and outstanding membership interests of Creative Motion Technology, LLC, a Massachusetts limited liability company, (the “Membership Interests”). The Membership Interest is owned by Mr. James F. O’Rourke, the former principal owner and sole director and officer of the Company. The purchase price paid by the Company was 2,000,000 shares of its Series A Preferred Stock valued at $1,500,000.

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

Results of Operations - The three months ended June 30, 2026, compared to the three months ended June 30, 2025:

Revenues

During the three months ended June 30, 2026, we generated $255,595 in revenue, and during the three months ended June 30, 2025, we generated $342,697 in revenue. There has been an overall slowdown due to tariff concerns and supply chain slowdowns due to geopolitical tensions. Although management expects revenues to increase for CM Tech through the end of 2026. Also, our founder and CEO passed away in the three months ended June 30, 2026, which we have retained and added key personnel to stabilize and grow our business.

Cost of Revenues

During the three months ended June 30, 2026, we incurred $160,365 in cost of revenues, and during the three months ended June 30, 2025, we incurred $330,265 in cost of revenues.

Gross Profit

During the three months ended June 30, 2026, we generated $95,230 in gross profits, and during the three months ended June 30, 2025, we generated $12,432 in gross profit. Gross profit increased due cost reductions despite the decrease in revenues. In the prior year, there were adjustments to inventory to actual and other inventory related expenses that were of one-time nature.

Operating expenses

During the three months ended June 30, 2026, total operating expenses increased to $233,602 from $168,471 for the six months ended June 30, 2025. Costs increased due to interest expenses and consulting expenses.

For the three months ended June 30, 2026, the Company had a net loss of $138,371 and for June 30, 2025, there was a loss of $156,039, respectively.

Results of Operations - The six months ended June 30, 2026, compared to the six months ended June 30, 2025:

Revenues

During the six months ended June 30, 2026, we generated $426,620 in revenue, and during the six months ended June 30, 2025, we generated $612,035 in revenue. Revenues decrease by approximately $185,415 mostly in the second three months of 2026 due to supply chain disruptions and due to our CEO passing away. We have retained and added key personnel to stabilize and grow our business.

Cost of Revenues

During the six months ended June 30, 2026, we incurred $333,620 in cost of revenues, and during the six months ended June 30, 2025, we incurred $539,682 in cost of revenues.

Gross Profit

During the six months ended June 30, 2026, we generated $93,000 in gross profits, and during the six months ended June 30, 2025, we generated $72,353 in gross profit.

Operating expenses

During the six months ended June 30, 2026, total operating expenses increased to $351,617 from $283,525 for the six months ended June 30, 2025. The majority of the increase is due to interest expense from the short term loan payable and default expenses for the 1800 Diagonal note of approximately $35,000 and the $33,000 from share based compensation accrued to third party consultants.

For the six months ended June 30, 2026, the Company had a net loss of $258,617 and for June 30, 2025, there was a loss of $211,173, respectively.

Liquidity and Capital Resources

As of June 30, 2026, and December 31, 2025, we had working capital deficits of $545,503 and $560,776, respectively.

For the six months ended June 30, 2026, we had an approximately $25,000 increase in cash from the year-ended December 31, 2025.

	For the six	For the six
	months ended	months ended
	June 30, 2026	June 30, 2025
Operating activities	(147,385)	(136,936)
Investing activities	-	-
Financing activities	172,675	119,450

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

As of June 30, 2026, CM Tech has cash of $53,785, trade accounts receivable at $39,823 and inventories of $39,678 collateralized against the line of credit creating a security interest.

On June 23, 2025, Powerdyne International, Inc. (“Powerdyne International, Inc.” or the “Company”) (OTCPK: PWDY) entered into an investment agreement (the “Agreement”) with GHS Investments, LLC (the “Investor”), whereby the Investor has agreed to invest up to $10,000,000 to purchase shares of our common stock. GHS Investments LLC is a Nevada limited liability company, with offices at 420 Jericho Turnpike, Suite 102, Jericho, NY 11753 (the “Investor”).

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

The Common Stock Purchase Warrant (the “Warrant”) certifies that, for value received in connection with the funding of that certain convertible promissory note dated April 22, 2026, in the original principal amount of $71,022.72 issued by the Company to the Lender (the “Note”), Quick Capital, LLC, a Wyoming limited liability company (the “Lender,” and including any permitted and registered assigns, the “Holder”), is entitled, upon the terms and subject to the limitations on exercise and the conditions set forth herein, at any time during the Exercise Period, to purchase from Powerdyne International, Inc., a Delaware corporation (the “Company”), up to 3,551,136 shares of Common Stock (the “Warrant Shares”) at the Exercise Price per share then in effect. The number of Warrant Shares for which this Warrant may be exercised is subject to adjustment in accordance with the terms hereof. This Warrant is issued by the Company as of the Issuance Date pursuant to the Note Purchase Agreement dated April 22, 2026, between the Company and the Lender (the “Purchase Agreement”).

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

On May 28, 2026, by and between Powerdyne International, Inc., a Delaware corporation, with its address at 45 Main Street, North Reading, Massachusetts 01864 (the “Company”), and Vanquish Funding Group Inc., a Virginia corporation, with its address at 1800 Diagonal Road, Suite 623, Alexandria VA 22314 (the “Lender”). Lender desires to purchase and the Company desires to issue and sell, upon the terms and conditions set forth in this Agreement, a convertible promissory note of the Company, in the aggregate principal amount of $67,000.00

On April 16, 2026, April 30 and May 13,2026, we received 3 noninterest bearing advances from a stockholder in the amount of $2,250, $2,225 and $2,200, to be repaid at a later date. The balance of this advance as of June 30, 2026, was $6,675.00 The total Balance as of June 30, 2026, was $31,175.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2026, the Company had an accumulated deficit of $5,766,914, a working-capital deficit of approximately $545,503, and had incurred net losses of $258,617 for the six months ended June 30, 2026. The Company has historically financed its operations primarily through related-party advances, short-term convertible debt, draws under its line of credit, and limited operating cash flow. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued. Management’s plans to alleviate the substantial doubt include:

●	Generating additional revenue from its CM Tech motor manufacturing and Frame One framing operations, including efforts to stabilize and grow sales following the recent addition of key personnel after the passing of the Company’s founder and former CEO;

●	Utilizing the Equity Financing Agreement with GHS Investments, LLC (dated June 23, 2025), under which the Company may put up to $10,000,000 of common stock to the investor (subject to volume and other limitations). The related Form S-1 registration statement was declared effective by the Securities and Exchange Commission on August 3, 2026;

●	Continuing to access its existing $250,000 line of credit (of which $219,750 was outstanding at June 30, 2026) and seeking additional short-term financing or related-party advances as needed; and

●	Closely managing working capital, inventory, and operating expenses.

While management believes these plans are probable of being effectively implemented and will alleviate the substantial doubt about the Company’s ability to continue as a going concern, there can be no assurance that the Company will be successful in generating sufficient revenue, obtaining additional financing on acceptable terms, or that the GHS facility will be utilized in amounts sufficient to meet the Company’s obligations as they become due. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related-Party Transactions and Management Succession

During the three months ended June 30, 2026, the Company’s founder, sole director, and Chief Executive Officer, James F. O’Rourke, passed away. Following his death, the Company appointed Tony Carchide as President and Chief Financial Officer (Principal Executive Officer). The Company has retained and added key personnel to stabilize operations and support continued growth of its CM Tech and Frame One businesses.

As of June 30, 2026, the Company owed $273,591 to the estate of the former CEO (December 31, 2025 – $250,591). The increase of $23,000 during the six months ended June 30, 2026, represents additional advances provided to fund operations prior to his passing. These amounts are non-interest-bearing, due on demand, and are recorded as a current liability under “Due to related party – CEO.” Management is in the process of reviewing the status of these obligations with the estate and has not yet finalized any settlement, repayment schedule, or formal assumption arrangements. In addition, as of June 30, 2026, the Company had outstanding non-interest-bearing advances from other related parties totaling $71,175 (December 31, 2025 – $40,000). This balance includes a $40,000 advance received in April 2025 from an individual who currently serves as Vice President of the Company, as well as smaller advances totaling $31,175 received from a stockholder during the first and second quarters of 2026. All of these advances are due on demand and are classified as current liabilities.

The Company’s $250,000 line of credit remains personally guaranteed by the former CEO. Management is evaluating the impact of his passing on the guarantee and is in discussions with the lender regarding any required amendments or replacement guarantees. All related-party transactions are conducted in the ordinary course of business. The Company believes the terms of these arrangements are comparable to those that would be available from unaffiliated third parties; however, there can be no assurance that similar financing will continue to be available from related parties in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2026, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

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

POWERDYNE INTERNATIONAL, INC.

Dated: August 14, 2026	By:	/s/ Tony Carchide
President and Chief Financial Officer
(Principal Executive Officer)

